Form 10QSB
period 2006-03-31
BEDMINSTER NATIONAL CORP
filed 2006-05-16
CIK 1334314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-127329

BEDMINSTER NATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-2779605
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

90 Washington Valley Road, Bedminster, New Jersey	07921
(Address of principal executive offices)	(Zip Code)

(908)719-8940

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer's classes of Class A Common Stock and Class B Common Stock, as of May 15, 2006 are 5,562,000 shares of Class A Common Stock and 2,202,000 shares of Class B Common Stock.

BEDMINSTER NATIONAL CORP.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	BALANCE SHEET AS OF MARCH 31, 2006 (UNAUDITED)

PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGE	3	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGE	4	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGES	5 - 8	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF MARCH 31, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$10,119
Total Current Assets	10,119

OTHER ASSETS
Deposits	400
Total Other Assets	400

TOTAL ASSETS	$10,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$11,991
Due to stockholder	699
Total Current Liabilities	12,690

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding, respectively	-
Common stock – Class A, $0.0001 par value, 200,000,000 shares authorized, 5,510,000 shares issued and outstanding	551
Common stock – Class B, $0.0001 par value, 3,000,000 shares authorized, 2,204,000 shares issued and outstanding	220
Additional paid in capital	75,229
Accumulated deficit during development stage	(78,171)
Total Stockholders’ Deficit	(2,171)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,519

See accompanying notes to financial statements.

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Period from April 22, 2005 (Inception) to March 31, 2006

REVENUES	$9,000	$17,000

OPERATING EXPENSES
In-kind contribution of services and stock for services	15,000	47,500
Professional fees	17,149	37,574
General and administrative	2,606	9,347
Total Operating Expenses	34,755	94,421

LOSS FROM OPERATIONS	(25,755)	(77,421)

Provision for Income Taxes	750	750

NET LOSS	$(26,505)	$(78,171)

Net loss per share - basic and diluted	$-	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	7,714,000	7,545,327

See accompanying notes to financial statements.

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO MARCH 31, 2006

(UNAUDITED)

	Preferred Stock		Common Stock – Class A		Common Stock – Class B		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.0001 per share)	-	$-	5,000,000	$500	2,000,000	$200	$4,300	$-	$5,000

Common stock issued for cash ($0.10 per share)	-	-	235,000	24	94,000	9	23,467	-	23,500

In-kind contribution of services ($0.10 per share)	-	-	275,000	27	110,000	11	27,462	-	27,500

In-kind contribution of services	-	-	-	-	-	-	5,000	-	5,000

Net loss for the period April 22, 2005 (inception) to December 31, 2005	-	-	-	-	-	-	-	(51,666)	(51,666)

Balance, December 31, 2005	-	-	5,510,000	$551	2,204,000	$220	$60,229	$(51,666)	$9,334

In-kind contribution of services	-	-	-	-	-	-	15,000	-	15,000

Net loss for the quarter ended March 31, 2006	-	-	-	-	-	-	-	(26,505)	(26,505)

BALANCE, MARCH 31, 2006	-	$-	5,510,000	$551	2,204,000	$220	$75,229	$(78,171)	$(2,171)

See accompanying notes to financial statements.

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Period from April 22, 2005 (Inception) to March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,505)	$(78,171)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of services	15,000	15,000
Stock issued for services	-	27,500
Changes in operating assets and liabilities:
Increase in accounts payable	8,926	11,991
Increase in deposits	-	(400)
Net Cash Used In Operating Activities	(2,579)	(24,080)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	33,500
Due to stockholder	-	699
Net Cash Provided By Financing Activities	-	34,199

NET INCREASE IN CASH	(2,579)	(10,119)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,698	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,119	$10,119

See accompanying notes to financial statements.

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Bedminster National Corp. (a development stage company) (the “Company”) was incorporated under the laws of the State of Delaware on April 22, 2005. The Company was organized to provide management consulting services and intends to acquire profitable and near term profitable small and medium sized businesses. Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(C) Cash Equivalents

For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of March 31, 2006, the Company has a net operating loss carryforward of approximately $78,171 available to offset future taxable income $51,666 through 2025 and $26,505 through 2026. The valuation allowance at March 31, 2006 was $26,578. The net change in the valuation allowance for the quarter ended March 31, 2006 was an increase of $9,012.

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2006, there were no common share equivalents outstanding.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Financial Instruments

The Company’s financial instruments consist of cash, deposits, accounts payable and due to stockholder. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

(H) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

NOTE 2	STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

On April 22, 2005, the Company issued 5,000,000 shares of Class A common stock and 2,000,000 shares of Class B common stock to its founder for cash of $5,000 ($0.0001 per share).

During 2005, the Company issued 235,000 shares of Class A common stock and 94,000 shares of Class B common stock for cash of $23,500 ($0.10 per share).

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

All issued and outstanding shares of Class A common stock and Class B common stock shall be identical and shall entitle the holders to the same rights and privileges.

(B) In-Kind Contribution

During 2006, a stockholder of the Company contributed services with a fair value of $15,000.

During 2005, a stockholder of the Company contributed services with a fair value of $5,000.

(C) Common Stock Issued for Services

During 2005, the Company issued 275,000 shares of Class A common stock and 110,000 shares of Class B common stock for services with a fair value of $27,500.

NOTE 3	RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $699 of expenses on behalf of the Company from inception. The amounts are due on demand and non interest bearing.

NOTE 4	CONCENTRATIONS

One customer of the Company represented 100% of all of the revenue for the quarter ended March 31, 2006.

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage and has a negative cash flow from operations of $24,080 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern (See Note 6 and 7).

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

NOTE 6	LINE OF CREDIT

In January 2006, Signature Bank approved a $50,000 line of credit for the Company. The line provides an interest rate of 1% above the prime rate on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest. The CEO has personally guaranteed the line and there are no amounts outstanding under the line as of the date hereof.

NOTE 7	SUBSEQUENT EVENTS

In April 2006, the Bank of New York approved a $50,000 line of credit for the Company. The line provides an interest rate of 1.5 % above the prime rate on all outstanding amounts and requires monthly payments of 1/60 of all principal amounts outstanding under the line plus interest. The CEO has personally guaranteed the line and there are no amounts outstanding under the line as of the date hereof.

The Company has entered into an employment agreement with the sole officer of the Company that became effective May 1, 2006. The employment agreement has a term of seven years and calls for an annual salary of $250,000. In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year’s salary.

In May, 2006, a private placement to an investor was completed in the amount of $25,000 with interest payable (monthly in cash) at 10% percent per annum. This investor received a one year Convertible Promissory Note in the amount of $25,000 and was issued 50,000 shares of the Company’s common stock. The Company has agreed to register the Common Stock with the Securities and Exchange Commission within 180 days from closing.

Item 2. Management’s Discussion and Analysis or Plan of Operation

GENERAL

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

PLAN OF OPERATIONS

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Second Quarter 2006:

We will continue generating revenues from our current client and we will continue to seek out opportunities to provide management consulting services to additional clients through the contacts of our current management. We will attempt to raise at least $200,000 in financing for working capital and to support sales and marketing efforts. We expect that the $200,000 in financing will be a private placement to individual investors of convertible notes or bank loans guaranteed by management. During this quarter, we may begin to review potential acquisitions and seek investment partners in order to raise the necessary funds to acquire any operating business. Such partners include banks, investment funds and broker-dealers, and management intends to utilize its significant contacts among these entities to facilitate such a relationship.

Third Quarter 2006:

We intend to implement our sales and marketing efforts discussed above by preparing sales materials and management’s attendance at various industry conferences. We will also initiate our program to create alliances with other consulting firms to increase our revenue base and broaden our service offerings. We also intend to leverage management’s extensive relationships with law firms, accounting firms and investment firm to gain access to their clients for the purpose of gaining these companies as our clients. We believe this strategy will be an important part of our early growth.

Fourth Quarter 2006

We will continue to seek out opportunities to provide management consulting services and intend to enhance our capabilities by adding personnel or entering into joint ventures with other consulting firms. We intend to raise an additional $300,000 through debt or equity financing to support our efforts to hire additional consulting staff during this period. Such additional staff will solely assist us in providing our management consulting services. We will seek to hire consultants that have active relationships in the marketplace and therefore may lead to additional clients for us.

In addition, we will continue to pursue potential acquisitions and if we have executed a purchase agreement to acquire a business we will work with our investment partner to raise the necessary financing to consummate the acquisition.

First Quarter 2007

If we have not already completed the financing transaction during the last quarter, we intend to close on such additional financing for working capital and corporate overhead. We will also take steps to increase our consulting staff during this period; specifically seeking personnel who will broaden our current service offerings particularly in the technology area. We intend to actively recruit new board members with appropriate experience and hire a corporate staff including a chief financial officer.

We may enter into an acquisition within the next twelve months, however, we expect that the successful consummation of any acquisition would have a limited impact on our business operations as our current management will continue to manage us and we believe that providing consulting services to independent third parties will continue to be our primary business.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006

Revenues

The Company had revenues of $9,000 in the three months ended March 31, 2006. The revenues for the period were attributable to consulting fees received from one customer.

Costs and Expenses

Total Operating Expenses for the three months ended March 31, 2006 were $34,755. The cost and expenses for the period were attributable primarily to professional fees incurred in connection with the preparation of the Company’s registration statement.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently financing its operations primarily through cash generated by the consulting fees it receives along with its previous financing activities. During the quarter, the Company entered into agreement with a bank to provide a line of credit of $50,000 for working capital for future operations. At March 31, 2006, the Company had cash of $10,119. In April 2006, the Bank of New York approved a $50,000 line of credit for the Company. The Company has entered into an employment agreement with the sole officer of the Company that became effective May 1, 2006. The employment agreement has a term of seven years and calls for an annual salary of $250,000. In May 2006, a private placement to one investor was completed in the amount of $25,000. The Company has also been approved for a $50,000 term loan from the Bank of New York which is expected to close by the end of May 2006.

We believe we can not currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from our current contract to provide consulting services and our bank lines and funds from our private financing. However, management plans to increase revenue and obtain additional financing in order to sustain operations for at least the next twelve months. We have already obtained some financing and sold shares to support our continued operations. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our consulting services to cover our operating expenses. Consequently, there is substantial doubt about the Company's ability to continue to operate as a going concern.

As reflected in the accompanying financial statements, the Company is in the development stage and has a negative cash flow from operations of $24,080 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded in connection with the review of our financial statements for the three months ended March 31, 2006 and management's assessment of the effectiveness of our internal control over financial reporting, we identified the following material weakness in our internal control over financial reporting as of March 31, 2006 any of which could result in the misstatement of our interim or annual financial statements which would not be prevented or detected.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In May 2006, in connection with the review of our financial statements for the three months ended March 31, 2006 and management's assessment of the effectiveness of our internal control over financial reporting, we identified the following material weakness in our internal control over financial reporting as of March 31, 2006 any of which could result in the misstatement of our interim or annual financial statements which would not be prevented or detected.

We did not maintain effective controls over the accuracy of our payment of contributed services at March 31, 2006. This material weakness resulted in an adjustment to our three months ended March 31, 2006 financial statements. Subsequent to the balance sheet date, the Company revised its policy for payments of contributed services made on behalf of the Company and implemented new control policies and procedures to ensure the financial statements are accurate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BEDMINSTER NATIONAL CORP.
Registrant

Date: May 15, 2006	By: /s/ Paul Patrizio
Paul Patrizio
President, Chief Executive Officer,
Chairman of Board of Directors