Form 10QSB
period 2006-06-30
BEDMINSTER NATIONAL CORP
filed 2006-08-14
CIK 1334314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006.

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

State the number of shares outstanding of each of the issuer's classes of Class A Common Stock and Class B Common Stock, as of August 14, 2006 are 5,566,000 shares of Class A Common Stock and 2,198,000 shares of Class B Common Stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF JUNE 30, 2006 (UNAUDITED)

PAGE	2

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006, FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO JUNE 30, 2005 AND FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	4

CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006, FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO JUNE 30, 2005 AND FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

AS OF JUNE 30, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$17,014
Prepaid expenses	1,708
Total Current Assets	18,722

OTHER ASSETS
Deposits	400
Total Other Assets	400

TOTAL ASSETS	$19,122

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$14,015
Accrued interest	941
Due to stockholder	699
Lines of credit	786
Note payable – current portion	5,310
Convertible note payable – stockholder, net	21,042
Total Current Liabilities	42,793

LONG TERM LIABILITIES
Note payable – net of current portion	44,690

TOTAL LIABILITIES	87,483

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	-
Common stock – Class A, $0.0001 par value, 200,000,000 shares authorized, 5,562,000 shares issued and outstanding	556
Common stock – Class B, $0.0001 par value, 3,000,000 shares authorized, 2,202,000 shares issued and outstanding	220
Additional paid in capital	85,224
Accumulated deficit during development stage	(154,361)
Total Stockholders’ Deficiency	(68,361)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$19,122

See accompanying notes to condensed financial statements.

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006	For the Period from April 22, 2005 (Inception) to June 30, 2005	For the Period from April 22, 2005 (Inception) to June 30, 2006

REVENUES	$9,000	$18,000	$2,000	$26,000

OPERATING EXPENSES
In-kind contribution of services and stock for services	5,000	20,000	2,000	52,500
Professional fees	9,041	26,190	1,475	46,615
General and administrative	69,158	71,764	1,698	78,505
Total Operating Expenses	83,199	117,954	5,173	177,620

NET LOSS FROM OPERATIONS	(74,199)	(99,954)	(3,173)	(151,620)

OTHER INCOME (EXPENSE)
Interest expense	(1,991)	(1,991)	-	(1,991)
Total Other Expenses	(1,991)	(1,991)	-	(1,991)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(76,190)	(101,945)	(3,173)	(153,611)

Provision for Income Taxes	-	750	-	750

NET LOSS	$(76,190)	$(102,695)	$(3,173)	$(154,361)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$-	$(0.02)

Weighted average number of shares outstanding during the period – basic and diluted	7,757,956	7,736,099	7,110,072	7,588,927

See accompanying notes to condensed financial statements.

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO JUNE 30, 2006

(UNAUDITED)

	Preferred Stock		Common Stock – Class A		Common Stock – Class B		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.0001 per share)	-	$-	5,000,000	$500	2,000,000	$200	$4,300	$-	$5,000

Common stock issued for cash ($0.10 per share)	-	-	235,000	24	94,000	9	23,467	-	23,500

Common stock issued for services ($0.10 per share)	-	-	275,000	27	110,000	11	27,462	-	27,500

In-kind contribution of services	-	-	-	-	-	-	5,000	-	5,000

Net loss for the period April 22, 2005 (inception) to December 31, 2005	-	-	-	-	-	-	-	(51,666)	(51,666)

Balance, December 31, 2005	-	-	5,510,000	$551	2,204,000	$220	$60,229	$(51,666)	$9,334

Common stock issued for cash ($0.10 per share)	-	-	50,000	5	-	-	4,995	-	5,000

Conversion of Class B shares to Class A Shares	-	-	2,000	-	(2,000)	-	-	-	-

In-kind contribution of services	-	-	-	-	-	-	20,000	-	20,000

Net loss for the six months ended June 30, 2006	-	-	-	-	-	-	-	(102,695)	(102,695)

BALANCE, JUNE 30, 2006	-	$-	5,562,000	$556	2,202,000	$220	$85,224	$(154,361)	$(68,361)

See accompanying notes to condensed financial statements.

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2006	For the Period from April 22, 2005 (Inception) to June 30, 2005	For the Period from April 22, 2005 (Inception) to June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(102,695)	$(3,173)	$(154,361)
Adjustments to reconcile net loss to net cash used in operating activities:
amortization of note payable discount	1,042	-	1,042
In-kind contribution of services	20,000	2,000	25,000
Stock issued for services	-	-	27,500
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	11,891	1,234	14,956
Increase in deposits	-	(400)	(400)
Increase in prepaids	(1,708)	-	(1,708)
Net Cash Used In Operating Activities	(71,470)	(339)	(87,971)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,000	16,000	33,500
Proceeds from notes payable	70,000	-	70,000
Proceeds from lines of credit	786	-	786
Proceeds from stockholder loans	-	699	699
Net Cash Provided By Financing Activities	75,786	16,699	104,985

NET INCREASE IN CASH	4,316	16,360	17,014

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,698	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,014	$16,360	$17,014

See accompanying notes to condensed financial statements.

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

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

(C) Use of Estimates

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

(D) Cash Equivalents

For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2006 and 2005, there were no common share equivalents outstanding.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Financial Instruments

The Company’s financial instruments consist of cash, deposits, accounts payable and due to stockholder. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

(J) Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Cash

On April 22, 2005, the Company issued 5,000,000 shares of Class A common stock and 2,000,000 shares of Class B common stock to its founder for cash of $5,000 ($0.0001 per share).

During 2005, the Company issued 235,000 shares of Class A common stock and 94,000 shares of Class B common stock for cash of $23,500 ($0.10 per share).

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

During 2006, the Company issued 50,000 shares of Class A common stock for cash of $5,000 ($0.10 per share).

All issued and outstanding shares of Class A common stock and Class B common stock shall be identical and shall entitle the holders to the same rights and privileges except that the Class A shares have no voting rights.

(B) In-Kind Contribution

During 2005, a stockholder of the Company contributed services with a fair value of $5,000.

During 2006, a stockholder of the Company contributed services with a fair value of $20,000.

(C) Common Stock Issued for Services

During 2005, the Company issued 275,000 shares of Class A common stock and 110,000 shares of Class B common stock for services with a fair value of $27,500 ($0.10 per share).

(D) Conversion of Class A to Class B

During April 2006 a stockholder converted 2,000 Class B shares to 2,000 Class A shares.

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

During 2006, the Company entered into a convertible note payable transaction with a stockholder for $25,000 (See Note 7).

NOTE 4	CONCENTRATIONS

One customer of the Company represented 100% of all of the revenue for the six months ended June 30, 2006.

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

NOTE 5	LINES OF CREDIT

In March 2006, Bank of New York bank approved a $50,000 line of credit for the Company. The line provides an interest rate of 1.5% (10.8% at June 30, 2006) above the prime rate on all outstanding amounts and requires monthly payments of 1/60 of all principal amounts outstanding under the line plus interest. The sole officer has personally guaranteed the line and there are no amounts outstanding under the line as of the date hereof. The line of credit is also secured with all the assets of the Company.

In January 2006, Signature Bank approved a $50,000 line of credit for the Company. The line provides an interest rate of 1% (10.3% at June 30, 2006) above the prime rate on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest. The CEO has personally guaranteed the line and $786 is outstanding under the line as of the date hereof.

NOTE 6	NOTE PAYABLE

In May 2006, Bank of New York bank approved a $50,000 loan for the Company. The loan is payable over 84 months at a variable interest rate between 8.5% and 9.5%. The Company has an outstanding balance as of June 30, 2006 of $50,000. The loan is secured with all the assets of the Company.

NOTE 7	CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

In May, 2006, a private placement to an investor was completed in the amount of $25,000 with interest payable (monthly in cash) at 10% percent per annum. This investor received a one year Convertible Promissory Note in the amount of $25,000. The Company also issued 50,000 shares of the Company’s common stock in accordance with the private placement memorandum. The proceeds of the offering were allocated to the shares of common stock based on a recent cash offering price. The Company recorded a discount on the note payable of $5,000. The discount will be amortized over the life of the note. The Company has agreed to register the common stock with the Securities and Exchange Commission within 180 days from closing.

Notes payable – face value	$25,000
Notes payable – discount	3,958

Notes payable – net	$21,042

During the six months ended June 30, 2006, the Company recorded interest expense from the discount of $1,042.

BEDMINSTER NATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

NOTE 8	EQUITY INVESTMENT AGREEMENT

On June 29, 2006 the Company signed a $10 million Investment Agreement with Dutchess Private Equities Fund, LP of Boston. Under the terms of the agreement, the Company may elect to receive as much as $10 million from Dutchess through common stock purchases by Dutchess over the next three years. The Company will account per amounts received under the agreement in accordance with EITF-0019.

NOTE 9	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit from inception of $154,361, negative working capital of $24,071 and has a negative cash flow from operations of $87,971 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern (See Note 6 and 7).

NOTE 10	SUBSEQUENT EVENT

On July 26, 2006, the Company drew down $50,000 under its line of credit with Bank of New York.

During July 2006, stockholders converted 4,000 shares of Class B common stock to 4,000 shares of Class A common stock.

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

Third Quarter 2006:

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

Fourth Quarter 2006:

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

First Quarter 2007

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

Second Quarter 2007

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006

Revenues

The Company had revenues of $18,000 in the six months ended June 30, 2006. The revenues for the period were attributable to consulting fees received from one customer.

Costs and Expenses

Total Operating Expenses for the six months ended June 30, 2006 were $117,954. The cost and expenses for the period were attributable primarily to professional fees incurred in connection with the preparation of the Company’s registration statement.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently financing its operations primarily through cash generated by the consulting fees it receives along with its previous financing activities. During the quarter, the Company entered into agreement with a bank to provide a line of credit of $50,000 for working capital for future operations. At June 30, 2006, the Company had cash of $17,014. In April 2006, the Bank of New York approved a $50,000 line of credit for the Company. The Company has entered into an employment agreement with the sole officer of the Company that became effective May 1, 2006. The employment agreement has a term of seven years and calls for an annual salary of $250,000. In May 2006, a private placement to one investor was completed in the amount of $25,000. The Company also received a $50,000 term loan from the Bank of New York in May 2006.

On June 29, 2006 the Company signed a $10 million Investment Agreement with Dutchess Private Equities Fund, LP of Boston. Under the terms of the agreement, the Company may elect to receive as much as $10 million from Dutchess through common stock purchases by Dutchess over the next three years. The Company will account per amounts received under the agreement in accordance with EITF-0019.

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

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our consulting services to cover our operating expenses. Consequently, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

As reflected in the accompanying financial statements, the Company is in the development stage and has a negative cash flow from operations of $87,971 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

In May, 2006, a private placement to an investor was completed in the amount of $25,000 with interest payable (monthly in cash) at 10% percent per annum. This investor received a one year Convertible Promissory Note in the amount of $25,000. The Company also issued 50,000 shares of the Company's common stock in accordance with the private placement memorandum. The Company recorded a discount on the note payable of $5,000. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

In April 2006 a shareholder converted 2,000 shares of Class B common stock to Class A common stock. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

BEDMINSTER NATIONAL CORP.
Registrant

Date: August 14, 2006	By: /s/ Paul Patrizio
Paul Patrizio
President, Chief Executive Officer,
Chairman of Board of Directors