Form 10QSB
period 2006-09-30
BEDMINSTER NATIONAL CORP
filed 2006-11-14
CIK 1334314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-127329

BEDMINSTER NATIONAL CORP.
(Exact name of registrant as specified in its charter)
[Nevada]	20-2779605
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

90 Washington Valley Road, Bedminster, New Jersey	07921
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of Class A Common Stock and Class B Common Stock, as of November 12, 2006 are 6,218,000 shares of Class A Common Stock and 2,156,000 shares of Class B Common Stock.

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

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$211,812
Prepaid expenses	$1,708
Total Current Assets	213,520

OTHER ASSETS
Deposits	400
Total Other Assets	$400

TOTAL ASSETS	$213,920

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$11,666
Accrued interest	4,629
Lines of Credit	51,935
Note payable - current portion	5,603
Convertible note payable - stockholder, net	226,598
Total Current Liabilities	300,431

OTHER LIABILITIES
Note Payable - net of current portion	43,250

TOTAL LIABILITIES	343,681

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding, respectively	-
Common stock - Class A, $0.0001 par value, 200,000,000 shares authorized, 6,106,000 shares issued and outstanding	611
Common stock - Class B, $0.0001 par value, 3,000,000 shares authorized, 2,158,000 shares issued and outstanding	215
Additional paid in capital	135,174
Accumulated deficit during development stage	(265,761)
Total Stockholders’ Deficit	(129,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$213,920

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three Months Ended September 30, 2006	For the three Months Ended September 30, 2005	For the nine months ended September 30, 2006	For the Period from April 22, 2005 (Inception) to September 30, 2005	For the Period from April 22, 2005 (Inception) to September 30, 2006

REVENUES	$5,000	$-	$23,000	$2,000	$31,000

OPERATING EXPENSES
Professional fees	20,364	13,665	61,547	15,140	66,979
General and administrative	85,369	33,421	162,139	37,120	216,373
Total Operating Expenses	105,733	47,086	223,686	52,260	283,352

LOSS FROM OPERATIONS	(100,733)	(47,086)	(200,686)	(50,260)	(252,352)

OTHER INCOME (EXPENSE)
Interest	(10,668)	-	(12,659)	-	(12,659)
Total Other Inocme (Expense)	(10,668)	-	(12,659)	-	(12,659)

NET LOSS BEFORE INCOME TAXES	(111,401)	(47,086)	(213,345)	(50,260)	(265,011)

Provision for Income Taxes	-	-	750	-	750

NET LOSS	(111,401)	(47,086)	(214,095)	(50,260)	(265,761)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	7,927,043	7,533,750	7,785,795	7,352,000	7,640,270

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO SEPTEMBER 30, 2006
(UNAUDITED)

	Preferred Stock		Common Stock _A		Common Stock -B			Subscription	Accum
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Receivable	Deficit	Total

Common stock issued to
founders for cash	-	$-	5,000,000	$500	2,000,000	$200	$4,300	$(4,500)	$-	$500

Common stock issued
for cash	-	-	235,000	24	94,000	9	23,467	-	-	23,500

Common stock issued for services	-	-	275,000	27	110,000	11	27,462	-	-	27,500

In-Kind Contribution of services	-	-	-	-	-	-	5,000	-	-	5,000

Cash collected on subscription rec	-	-	-	-	-	-	-	4,500	-	4,500

Preferred Stock	-	-	-	-	-	-	-	-	-	-

Net loss for the period April 22, 2005
(inception) to December 31, 2005	-	-	-	-	-	-	-	-	51,666	51,666

December 31, 2005 Balance	-	-	5,510,000	551	2,204,000.00	220	60,229	-	51,666	9,334

Common stock issued for cash	-	-	550,000	55	-	-	54,945	-	-	55,000
($0.10 per share)

Conversion of Class B shares to
Class A Shares	-	-	46,000	5	(46,000)	(5)	-	-	-	-

In-kind contribution of services	-	-	-	-	-	-	20,000	-	-	20,000

Net loss for the nine months
ended September 30, 2006	-	-	-	-	-	-	-	-	214,095	214,095

			6,106,000.00	$611	2,158,000.00	$215	$135,174	-	$265,761	(129,761)

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2006	For the Period from April 22, 2005 (Inception) to September 30, 2005	For the Period from April 22, 2005 (Inception) to September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(214,095)	$(50,260)	$(265,761)
Adjustments to reconcile net loss to net cash used in operating activities:
amortization of note payable discount	6,598	-	6,598
Stock issued for services		27,500	27,500
In-kind contribution of services	20,000	5,000	25,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	13,230	4,148	16,295
Increase in deposits		(400)	(400)
Increase in prepaid	(1,708)		(1,708)
Net Cash Used In Operating Activities	(175,975)	(14,012)	(192,476)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	55,000	24,000	79,000
Proceeds on notes payable	50,000		50,000
Proceeds on convertible notes payable - shareholder	220,000		220,000
Proceeds from lines of credit	51,935		51,935
Proceeds from stockholder loans		699	699
Repayment of notes payable	(1,147)		(1,147)
Repayment of stockholder loans	(699)		(699)
Collection of subscription receivable			4,500

Net Cash Provided By Financing Activities	375,089	24,699	404,288

NET INCREASE IN CASH	199,114	10,687	211,812

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,698	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$211,812	$10,687	$211,812

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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

(B) Organization

Bedminster National Corp. (a development stage company) (the “Company”) was incorporated under the laws of the State of Delaware on April 22, 2005 and reincorporated in the State of Nevada on October 20, 2006. The Company was organized to provide management consulting services and intends to acquire profitable and near term profitable small and medium sized businesses. Activities during the development stage include developing the business plan and raising capital.

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

(D) Cash Equivalents

For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2006, the Company has cash of $110,375 that is not covered by FDIC Insurance.

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2006 and 2005, there were no common share equivalents outstanding.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

Revenues include fees billed for consulting services on a month to month contract. These revenues are recognized as the services are performed.

(H) Financial Instruments

The Company’s financial instruments consist of cash, deposits, and accounts payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

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

During 2006, the Company issued 550,000 shares of Class A stock for cash of $55,000 ($0.10 per share)

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

During September 2006 stockholders converted 44,000 Class B shares to 44,000 Class A shares.

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)
NOTE 3       RELATED PARTY TRANSACTIONS

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

During 2006, the Company entered into convertible notes payable transactions with stockholders for $275,000 (See note 7).

NOTE 4       CONCENTRATIONS

One customer of the Company represented 100% of all of the revenue for the nine months ended September 30, 2006.

NOTE 5       LINES OF CREDIT

In March 2006, Bank of New York bank approved a $50,000 line of credit for the Company. The line provides an interest rate of 1.5% above the prime rate on all outstanding amounts and requires monthly payments of 1/60 of all principal amounts outstanding under the line plus interest. The sole officer has personally guaranteed the line and there is $50,061 outstanding under the line as of the date hereof.

In January 2006, Signature Bank approved a $50,000 line of credit for the Company. The line provides an interest rate of 1% above the prime rate on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest. The CEO has personally guaranteed the line and there is $1,874 outstanding under the line as of the date hereof.

NOTE 6       NOTES PAYABLE

In May 2006, Bank of New York bank approved a $50,000 loan for the Company. The loan is payable over 84 months at a variable interest rate between 8.5% and 9.5%. The Company has an outstanding balance as of September 30, 2006 of $48,853. The loan is secured with all of the assets of the Company.

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 7       CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

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

Notes payable - face value	$25,000
Notes payable - discount	2,708

Notes payable - net	$22,292

In August, 2006, a private placement to an investor was completed in the amount of $250,000 with interest payable (monthly in cash) at 10% percent per annum. This investor received a one year Convertible Promissory Note in the amount of $250,000. The Company also issued 500,000 shares of the Company’s common stock in accordance with the private placement memorandum. The proceeds of the offering were allocated to the shares of common stock based on a recent cash offering price. The Company recorded a discount on the note payable of $50,000. The discount will be amortized over the life of the note. The Company has agreed to register the common stock with the Securities and Exchange Commission within 180 days from closing

Notes payable - face value	$250,000
Notes payable - discount	45,694

Notes payable - net	$204,306

NOTE 8       EQUITY INVESTMENT AGREEMENT

In August 2006, the Company filed a registration statement registering the shares of Class A Common Stock to be issued pursuant to an Equity Investment Agreement with Dutchess Private Equities Fund, LP of Boston. Under the terms of the agreement, the Company may elect to receive as much as $10 million from Dutchess through Class A Common Stock purchases by Dutchess over the next three years.

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

The registration statement was declared effective by the SEC in September 2006. The Company will account per amounts received under the agreement in accordance with EITF-0019.

NOTE 9       GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit from inception of $265,761, negative working capital of $86,911, and has a negative cash flow from operations of $ 192,476 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern (See Note 6 and 7).

NOTE 11      SUBSEQUENT EVENTS

During October 2006, a stockholder converted 2,000 Class B shares to 2,000 Class A shares

In October 2006, the Company issued 160,000 class A shares for services with a fair value of $16,000.

In October 2006, the Board of Directors agreed to pay Apogee Partners Ltd. a fee of $200,000 in cash for arranging the Dutchess Equity Line. A portion of such fee shall be paid from time to time only when the Board of Directors determines the Company has sufficient operating funds and only when there is an amount of operating funds remaining after such payment equal to any such payment. Apegee is affiliated with Mr. Patrizio.

During October 2006, the Company reincorporated as a Nevada Corporation and filed an amended and restated certificate of incorporation in Nevada.

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

PLAN OF OPERATIONS

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Fourth Quarter 2006:

We will continue generating revenues from our current client and we will continue to seek out opportunities to provide management consulting services to additional clients through the contacts of our current management. During this quarter, we will continue to review potential acquisitions and seek investment partners in order to raise the necessary funds to acquire any operating business. Such partners include banks, investment funds and broker-dealers, and management intends to utilize its significant contacts among these entities to facilitate such a relationship.

First Quarter 2007:

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

Second Quarter 2007

We will continue to seek out opportunities to provide management consulting services and intend to enhance our capabilities by adding personnel or entering into joint ventures with other consulting firms. We intend to raise additional funds through debt or equity financing to support our efforts to hire additional consulting staff during this period. Such additional staff will solely assist us in providing our management consulting services. We will seek to hire consultants that have active relationships in the marketplace and therefore may lead to additional clients for us.

In addition, we will continue to pursue potential acquisitions and if we have executed a purchase agreement to acquire a business we will work with our investment partner to raise the necessary financing to consummate the acquisition.

Third Quarter 2007

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

The Company had revenues of $23,000 in the nine months ended September 30, 2006. The revenues for the period were attributable to consulting fees received from one customer.

Costs and Expenses

Total Operating Expenses for the nine months ended September 30, 2006 were $223,686, interest expense was $12,659 and provision for income taxes was $750 resulting in a loss of $214,095. Expenses of $223,686 for the period consisted $61,547 for professional fees and $162,139 general and administrative expense. The cost and expenses for the period were attributable primarily to professional fees of $61,547 incurred in connection with the preparation of the Company’s registration statement and $108,167 of salaries for management.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently financing its operations primarily through cash generated by the consulting fees it receives along with its previous financing activities. At September 30, 2006, the Company had cash of $211,812. In August 2006 a private placement to investors was completed in the amount of $250,000. The Company drew down on a $50,000 credit line from the Bank of New York in July 2006.

In August, 2006 the Company filed a registration statement with the SEC which was declared effective in September 2006 registering a $10 million Investment Agreement with Dutchess Private Equities Fund, LP of Boston along with the shares of Class A Common Stock issued to investors in connection with the private placement in August 2006. Under the terms of the Investment Agreement, the Company may elect to receive as much as $10 million from Dutchess through common stock purchases by Dutchess over the next three years. The Company will account per amounts received under the agreement in accordance with EITF-00-19.

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

As reflected in the accompanying financial statements, the Company is in the development stage and has a negative cash flow from operations of $192,476 from inception and working capital deficit of $86,911. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

In August, 2006, a private placement to investors was completed in the amount of $250,000 with interest payable (monthly in cash) at 10% percent per annum. These investors received one year Convertible Promissory Notes in the amount of $250,000. The Company also issued 500,000 shares of the Company's Class A Common Stock in accordance with the private placement memorandum. The Company recorded a discount on the notes payable of $50,000. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933; however such shares were registered in the registration statement declared effective by the SEC in September 2006.

During the quarter, shareholders converted 46,000 shares of Class B common stock to Class A common stock. Such Class A shares were previously registered in the registration statement declared effective by the SEC in March, 2006.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

During October 2006, the Company reincorporated as a Nevada Corporation and filed and filed an amended and restated certificate of incorporation in Nevada which was approved by a majority vote of the Board of Directors and both classes of common stock.

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

BEDMINSTER NATIONAL CORP.
Registrant

Date: November 13, 2006	By: /s/ Paul Patrizio
Paul Patrizio
President, Chief Executive Officer,
Chairman of Board of Directors