Form 10KSB
period 2006-12-31
BEDMINSTER NATIONAL CORP
filed 2007-02-15
CIK 1334314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127329

BEDMINSTER NATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-2779605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Washington Valley Road, Bedminster, New Jersey	07921
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(908) 719-8940

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Class A Common Stock, par value $.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $25,500

Aggregate market value of the Class A Common Stock held by non-affiliates of the Company as of December 31, 2006: $304,500.

        Number of shares of the registrant’s common stock outstanding as of February 14, 2007: 6,418,000 shares of Class A Common Stock and 2,156,000 shares of Class B Common Stock.

TABLE OF CONTENTS

Part I

Item 1.	Description of Business.

Item 2.	Description of Property.

Item 3.	Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

Item 7.	Financial Statements.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 8A.	Controls and Procedures.

Item 8B.	Other Information.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10.	Executive Compensation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12.	Certain Relationships and Related Transactions.

Item 13.	Exhibits.

Item 14.	Principal Accountant Fees and Services.

Signatures

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “BMSTA”, or "Company" refer to the consolidated operations of Bedminster National Corp., a Nevada corporation, and its wholly owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I
Item 1.    Description of Business.

General

We were incorporated in Delaware on April 22, 2005. We currently provide management consulting services to third party companies and we anticipate that this will be the core of our business in the future. In furtherance of this business plan, it is possible that we may acquire other entities in the future and provide our management consulting services to these entities. However, we may never acquire other entities. Our business is not dependent on the successful completion of any such acquisitions. We are currently managed by Paul Patrizio who will provide consulting services and seek out attractive acquisition opportunities. In the future we intend to employ a small staff to assist Mr. Patrizio with these responsibilities. In addition, we anticipate that if we acquire operating entities we intend to provide our consulting services to such acquired entity to improve their performance and thereby increasing the value of these subsidiaries and therefore of our common stock. We have not identified any specific type of business or any specific industry in which we would seek to acquire and we have not taken any actions with respect to any potential acquisitions. The purpose of any acquisitions by us would be to acquire businesses that our management believes they can make more profitable and therefore increase our value. However, regardless of our ability to locate and acquire other entities, the core of our business plan will be to provide the management consulting services to third parties. Even if we are successful in acquiring these entities, our business focus will be to provide management consulting services to independent third parties.

We do not intend to pursue any of the independent third party businesses for which we provide consulting services as our acquisition targets. We have not, nor has any of our management, affiliates or representatives, as of the date of the prospectus, taken any steps toward locating or consummating a business combination transaction.

Initially, our management will devote 100% of its time to market and provide our consulting services. During the first quarter of 2007, our management may pursue acquisitions and in such event, our management intends to spend no more that 10% of its time looking at and reviewing potential acquisitions. If we pursue acquisitions we intend to seek out unaffiliated parties which are not our consulting clients. Once an acquisition is complete then it is our intention to commence consulting services for this acquired entity. It is our intention that all of our revenue will come from providing consulting services to independent third parties. Any additional revenue from acquired entities will be dependent on whether we can successfully acquire other businesses. However, even if we are successful in acquiring other entities, we expect to derive a majority of our revenue from providing consulting services to independent third-party entities after we complete any such acquisitions.

Consulting Services

We currently provide a broad range of consulting services to third party companies which include following activities:

1.
Review long-term planning and annual budgeting. We will recommend alternative courses of action and strategy for both sales and marketing as well as financing. We will review the client’s financing plan and if appropriate recommend alternative debt or equity financing solutions and introduce the client to lenders, investment bankers, investment funds or financial advisors whom will assist the client in consummating any such financing.

2.
Assist in assessing operating and strategic objectives, including new business development and financial pro-forma models. We may recommend alternatives to a client’s current business development such as a joint venture and/or business partnerships with another party. However, in general with regard to a client’s business combinations, we will only provide advice, if requested, on the terms and structure of any such transactions.

3.
Assist in identifying potential new business ventures and partners such as joint ventures or partnerships. As requested, we will assist in developing business plans and other financial analyses to support negotiations with new business relationships. However, in general with regard to a client’s joint ventures or business, we will only provide advice, if requested, on the terms and structure of any such transactions.

4.
Review external sources of information (third party reports) about the client such as Dun & Bradstreet reports or industry reports about the client. We will analyze the strengths and weaknesses of the client as set forth by such sources and recommend strategies for the company to undertake to reduce or eliminate these weaknesses. For example, if an analyst at a wall street investment firm discussed in its report on an industry and the industry participants that the client had a particular weakness such as high debt levels relative to other companies discussed in such report, we would work with the client and make suggestions as to how the client could decrease its debt levels thereby reducing or eliminating such discussed weakness.

5.
Review major business factors in the industries in which the client operates, including trends and market growth with respect to competitors and the market as a whole. Recommend initiatives to increase market share in light of indicated trends (e.g., introduction of new products, services, or markets, etc.)

6.	As requested, advise as to senior management structure, compensation, recruitment, retention, incentives, and development.
7.	Review competitive product and service offerings. Recommend initiatives to strengthen the clients product and service offerings.
8.
If specifically requested by the client, we will review liquidity and access to credit, capital, and other markets. We will then provide our objective opinion to the client as to their liquidity compared to other companies in the same marketplace.

9.
Review current relationships with commercial banks, investment banks and brokerage firms, and other financial institutions for the purposes of evaluating a client’s current access to capital. Recommend initiatives to improve and expand these relationships and, as requested, assist in identifying, facilitating, structuring, negotiating, modifying, and developing such relationships.

10.	We will provide the client with advice with respect to identifying new cash generation sources such as licensing or franchising alternatives for a client’s products or services.
11.
Assist in identifying debt, equity, and other capital raising opportunities, domestic and international, including evaluating various alternatives. Assist in analyzing and structuring debt and equity transactions.

12.	Assist in evaluating cost structure, including service delivery costs. Recommend alternatives to modify business models, improve service capabilities, and lower costs.

We receive fees for our services on an hourly rate or monthly fee basis and usually enter multi-month agreements with clients which include some type of retainer payment. We intend to further develop our consulting practice by the hiring of additional personnel with the appropriate expertise and working with other consulting firms on a joint venture basis. In addition, we intend to provide these same services to any company that we acquire in the future.

On May 1, 2005, we entered into a consulting agreement with Animagic Entertainment Group Inc. (Animagic) a third party entity which is not affiliated with us. We reviewed and revised Animagic’s business plan, assisted Animagic in the preparation of its financial projections, advised Animagic on the terms of its private placement and made suggestions with respect to Animagic’s negotiations with a major entertainment company to form a joint venture. We were paid $2,000 to provide these services over a two-month period.

On November 2, 2005 we entered into a consulting agreement with Greenwich Solutions Inc. (GSI) a third party entity which is not affiliated with us. The agreement is for a six-month term at $3,000 a month (we have already received $12,000 in fees) to provide consulting services to GSI. Pursuant to the agreement, we are assisting GSI with the revision of its business plan; introducing GSI to investment firms regarding potential financing, meeting with law firms and insurance entities about utilizing GSI’s services, assisting GSI’s management in selecting executives to join GSI, working with GSI on creating financial projections, and providing GSI advice on any other issues which GSI requests. As of the date hereof, we have not provided GSI with any assistance with respect to the structuring or negotiating of any acquisitions. On April 1, 2006, GSI and us agreed to extend the Agreement on a month to month basis and we continue to provide GSI management consulting services on an ongoing basis.

At this time, GSI is our sole client and therefore we are currently dependent on their business for our revenues. We are currently in negotiations with other independent third parties to enter into other consulting agreements. As we continue to market our services we intend to provide our services to a number of clients so that we will not be dependent on a few customers for all of our business.

Marketing

We intend to initially market our consulting services directly to potential clients through the contacts of our current management. Thereafter, we expect to create a sales and marketing program that would include direct participation by our management in various industry conferences and the preparation and distribution of sales materials to attendees of such conferences as well to other potential clients on a selective basis. Industry conferences are generally week-long events where experts in one particular industry such as wireless communications discuss current industry issues and are attended by companies in that industry as well as professional services providers for the industry such as attorneys, accountants, investment brokers and consultants.

We also intend to have sales and delivery alliances with companies whose capabilities complement our own, either by enhancing a service offering, delivering a new technology or helping us extend our services to new geographies.

A sales and delivery alliance would be where we agreed to market another company’s products or services such as technology products or technology consulting services in combination with our own consulting services.

By combining our alliance partners’ products and services with our own capabilities and expertise, we create innovative, high-value business solutions for our clients. All of our alliances will be non-exclusive but our alliance relationships may generate revenues for us from consulting services for implementing our alliance partners’ products and our related services. We have no plans to market ourselves as a possible partner for a business combination.

Acquisition Strategy

As part of our long term objective, it is possible that we may acquire profitable and near term profitable private small and medium sized businesses and provide our consulting services to these subsidiaries in order to maximize the profitability of these acquired entities. We will not acquire or provide consulting services to any business which is affiliated with us or Mr. Patrizio or the Apogee entities.

If we complete an acquisition, we intend to acquire 100% of the outstanding shares of any entity that we acquire in consideration for a combination of cash, promissory note and common stock to be negotiated on a case by case basis. Based upon our limited cash resources we will require either a transaction comprised of a majority of stock and promissory notes or we will need to obtain funding prior to closing the acquisition.

If we make an acquisition and part of the consideration is stock, we intend to issue only Class A shares to the seller which do not have voting rights since Mr. Patrizio intends to keep majority voting control of our stock after any such acquisition. We currently have no intention to enter into any acquisition that requires Mr. Patrizio to give up voting control of our stock or requires his resignation as our officer or director. The structure of any such acquisition will require that management of the acquired entity before such acquisition will continue to run such company but that any such acquisition will become our wholly owned subsidiary under our direction and control. Regardless of the entity acquired, Mr. Patrizio will continue as our Chairman and Chief Executive Officer after such acquisitions. At this time, we have not identified any specific industry in which we will seek potential acquisitions. We expect to maintain the current management of these acquired companies after they become our subsidiaries but do not expect such management to have any role with us as their parent entity. We expect that any acquisition we would undertake would be with the understanding that we would keep control of the entity for the long-term. We do not intend or plan or sell the acquired companies or spin off any of its subsidiaries. Our acquisition of an entity will provide the owner of such company with some liquidity in the form of cash or shares of our stock received from us upon closing of the acquisition.

We will concentrate on acquiring companies where our consulting services can maximize our return on investment and cash flow to increase long-term shareholder value. We have not, nor has any of our management, affiliates or representatives, as of the date of the prospectus, taken any steps toward locating or consummating a business combination transaction.

Competition

We are currently operating in the business consulting industry where there is intense competition and most of our competitors have greater resources than we do. Our clients typically retain us on a non-exclusive basis. In addition, a client may choose to use its own resources rather than engage an outside firm for the types of services we provide. Our competitors include global information technology service firms offering a full range of consulting and outsourcing services, as well as consulting services firms and application services providers. We may also compete with information technology services providers who provide consulting services to their clients. We will not provide information technology services to our client but may enter into sales and delivery alliance with such provider. Additionally, customers in the markets we serve continue to be receptive to engaging niche service providers with numerous geographic, service, or industry-specific niches. Our revenues are derived primarily from small and medium-sized companies which have limited budgets for such services. We believe that the principal competitive factors in the industries in which we compete include: skills and capabilities of personnel, perceived ability to add value, reputation and client references, scope of services and niche expertise, ability to deliver services on a timely basis and price.

In identifying, evaluating and selecting acquisitions, we may encounter intense competition from the other entities having business objectives similar to ours. Many of these entities are well established and have extensive experience identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential businesses that we could acquire, our ability to compete in acquiring certain sizable businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing any acquisition of a business.

Any of these factors may place us at a competitive disadvantage in successfully negotiating acquisitions. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring businesses on favorable terms.

If we succeed in effecting any acquisitions, there will be, in all likelihood, intense competition from competitors of the acquired business in the industry. We cannot assure you that, subsequent to any acquisition, we will have the resources or ability to compete effectively.

Currently, we compete by utilizing the contacts of Mr. Patrizio as the sole source of clients for our services. We expect to broaden this source of business after we have been able to conduct a sales and marketing program.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind and therefore we have no protected rights with respect to our consulting services.

Governmental Regulations

There are no governmental approvals necessary to conduct our current business and the consulting industry is not generally subject to any governmental regulation. Although this permits us to provide our services without the time and expense of governmental supervision it also allows competitors to more easily enter this business market.

Employees

We currently have one employee.

Subsequent Events

Letter of Intent

On January 12, 2007, we entered into a Letter of Intent to acquire eighty (80%) percent of the outstanding shares of common stock of Metropolitan Computing Corp. (“MCC”) for a total of $800,000 from its current owner and President, Michael Levin (“Seller”). MCC was established in 1985 and is active in the design, development, and marketing of instrumentation equipment for the pharmaceutical industry. The MCC product line includes transducers for measuring compression and other forces on tablet press machines, as well as sensors for torque or power consumption on mixing and granulating equipment. MCC serves all market segments of instrumentation and data acquisition systems for pharmaceutical solid dosage research and development (R&D), scale-up and production. MCC already has a substantial user base including such Fortune 500 companies as American Home Products, Amgen, Abbott Labs, BASF, Bristol-Myers Squibb, Dow Chemical, Hoffman-La Roche, Merck, Novartis, Pfizer, Searle, SmithKline Beecham, and many others. MCC annual sales are growing and are approximately $2 million (unaudited) for year end 2006 and the company is profitable. MCC offices are located at 6 Great Meadow Lane, East Hanover, New Jersey 07936 and its telephone number is: (973) 887-7800 and web site: www.mcc-online.com

The purchase price will be paid to the Seller in cash at closing (the “Closing”) however the Seller will lend $200,000 of the proceeds directly to MCC (“Loan”). The Loan will be unsecured and subordinated to all other debt and repaid from time to time over 5 years with 8% interest solely from the profits of MCC; however any outstanding amount due at the fifth anniversary will be forfeited and the Loan terminated. The Registrant will also provide a revolving credit line (“Line”) to MCC at Closing of four hundred thousand dollars ($400,000). The Line will provide for an interest rate of 8%, and interest and principal will be repaid annually. The Line will be secured by a pledge by the Seller of all of the shares of common stock continued to be held by the Seller after the Closing (the “Seller Shares”) and released upon full repayment of the Line. At any time after the third anniversary of the Closing provided that the Line has been repaid, the Seller may put the Seller Shares to the Registrant and the Registrant must purchase the Seller Shares at the Put Price. The Put Price is the per share amount based upon the average of two most recent years of MCC’s audited annual EBITDA multiplied by six (6) or $200,000, whichever is greater (the “Put Amount”). The Put Amount will be paid to the Seller in cash in three (3) equal annual payments. Also , the Registrant will enter into an Employment Agreement with the Seller which will provide for a five (5) year term and have mutually agreed to salary, benefits and other standard provisions including a non-compete clause.

The current management team of MCC will remain in place under our supervision and utilize the proceeds of the Loan and Line to grow the business of MCC. Pursuant to the letter of intent, the parties have sixty (60) days to complete their due diligence and execute a definitive purchase agreement or the letter of intent is terminated.

New Subsidiaries

On January 16, 2007, we created two wholly-owned subsidiaries of us, Bedminster Capital Corp. and Bedminster Financial Corp., both Nevada corporations.

Bedminster Capital Corp. (BCC)

BCC's principal business is the ownership and management of real estate. BCC will buy, manage, operate, rehabilitate and dispose of real property of various types and descriptions, and engage in such other business and investment activities as would benefit the Company and its shareholders. BCC will seek income producing commercial or residential property and all of the Company's properties will be managed by professional third party property management companies.

Bedminster Financial Corp. (BFC)

BFC intends to manage investment assets and provide trust services. BFC will provide institutions and high net worth individuals with trust and custodial services and related financial advisory services. The core of BFC’s business will be dependent on its client relationships. We believe that in addition to investment performance, client service is paramount in the asset management business. As such, a major focus of BFC’s business strategy will be to build strong relationships with clients to better enable us to anticipate their needs and to satisfy their investment objectives. BFC’s future success will depend to a significant degree on both investment performance and our ability to provide responsive client service. We have not yet received governmental or regulatory approval to provide such services and will certainly obtain the necessary approvals prior to commencing operations.

Item 2.    Description of Property.

Our executive offices are located at 90 Washington Valley Road, Bedminster, New Jersey 07921. We are currently being provided with space at this location by an unrelated third party, who is not related to us, pursuant to a one year lease which commenced May 1, 2005 for $200 per month. Such lease expired May 1, 2006 and is continuing on a month to month basis We also rent additional office space from an unrelated third party at 376 Main Street, Bedminster, New Jersey 07921 on a month to month basis for $520 per month. We believe that these spaces are sufficient and adequate to operate our current business.

Item 3.    Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

On or about October 20, 2006, the Company received written consents in lieu of a meeting of stockholders from the holders of 2,000,000 shares representing approximately 93% of the 2,156,000 shares of the total issued and outstanding shares of Class B common stock of the Company approving the reincorporation of the Company from the State of Delaware to the State of Nevada.

On or about October 24, 2006, the Company received written consents in lieu of a meeting of Stockholders from the holders of 5,000,000 Class A shares representing approximately 80% of the 6,218,000 shares of the total issued and outstanding shares of Class A common stock of the Company and from the holders of 2,000,000 shares representing approximately 93% of the 2,156,000 shares of the total issued and outstanding shares of Class B common stock of the Company approving the amended and restated Articles of Incorporation and Bylaws of the Company.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information

Our Class A Common Stock is currently quoted on the OTCBB under the symbol “BMSTA” and has been since June 27, 2006. There is a limited trading market for our Class A Common Stock. The following table sets forth the range of high and low bid quotations for each quarter within the last fiscal year. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	Closing Bid
YEAR 2006	High Bid	Low Bid
1st Quarter Ended March 31	--	--
2nd Quarter Ended June 30	--	--
3rd Quarter Ended September 30	$0.30	$0.05
4th Quarter Ended December 31	$0.55	$0.11

Holders

As of February 15, 2007 in accordance with our transfer agent records, we had 50 recordholders of our Class A Common Stock, holding 6,368,000 shares.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

In August 2006, we completed a Regulation D, Rule 506 offering in which we sold a total of eleven (11) “Units” with each Unit consisting of a one year Convertible Promissory Note in the amount of $25,000 which is convertible into shares of our Class A Common Stock at any time at a conversion price of $0.50 per share and 50,000 shares of our common stock. The following sets forth the identity of the class of persons to whom we sold these units and the amount of units sold for each shareholder:

1.	Andrew McGough: One unit consisting of a convertible note in the amount of $25,000 and 50,000 shares of our Class A common stock.

2.	Kenneth Mathews: One unit consisting of a convertible note in the amount of $25,000 and 50,000 shares of our Class A common stock.

3.	Thomas Filep: Three units consisting of a convertible note in the amount of $75,000 and 150,000 shares of our Class A common stock.

4.	Richard O’Brien: One unit consisting of a convertible note in the amount of $25,000 and 50,000 shares of our Class A common stock.

5.	Chan Coddington: Four units consisting of a convertible note in the amount of $100,000 and 200,000 shares of our Class A common stock.

6.	Thomas Ucko: One unit consisting of a convertible note in the amount of $25,000 and 50,000 shares of our Class A common stock.

The common stock issued in our Regulation D, Rule 506 Offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the 1933 Securities Act. In accordance with Rule 506(b)(1) of the Securities Act of 1933, these shares qualified for exemption since it met the following requirements:

(A)	No general solicitation or advertising was conducted by us in connection with the offering of any of the shares.

(B)
At the time of the offering we were not: (1) subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act; or (2) an “investment company” within the meaning of the federal securities laws.

(C)
Neither we, nor any of our predecessors, nor any of our directors, nor any beneficial owner of 10% or more of any class of our equity securities, nor any promoter currently connected with us in any capacity has been convicted within the past ten years of any felony in connection with the purchase or sale of any security.

(D)	The offers and sales of securities by us pursuant to the offerings were not attempts to evade any registration or resale requirements of the securities laws of the United States or any of its states.

(E)	None of the investors are affiliated with any of our directors, officers or promoters or any beneficial owner of 10% or more of our securities.

Please note that pursuant to Rule 506, all shares purchased in the Regulation D, Rule 506 offering completed in August 2006 were restricted in accordance with Rule 144 of the Securities Act of 1933. In addition, each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

        Since April 1, 2006, four shareholders converted a total of 48,000 shares of Class B common stock to Class A common stock in the following amounts:

1.	Alan Baral: 2,000 shares
2.	Angel Colon: 2,000 shares
3.	Richard Roth: 2,000 shares
4.	Richard Wellbrook: 4,000 shares
5.	Cambridge Capital: 36,000 shares
6.	Frank Krammer: 2,000 shares

Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction. In addition, each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

Item 6.    Management’s Discussion and Analysis or Plan of Operations.
The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

First Quarter 2007

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

Fourth Quarter 2007

We will continue generating revenues from our current client and we will continue to seek out opportunities to provide management consulting services to additional clients through our current management’s contacts. During this quarter, we will continue to review potential acquisitions and seek additional investment partners in order to raise the necessary funds to acquire any operating business. Such partners include banks, investment funds and broker-dealers, and management intends to utilize its significant contacts among these entities to facilitate such a relationship.

Results of Operations

For the Fiscal Years Ended December 31, 2006 and 2005

Revenues

We derive revenue from consulting fees received from one customer. For the year ended December 31, 2006 our revenue increased by $17,500 to $25,000 as compared to $8,000 for the year ended December 31, 2005.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to $345,634 for the fiscal year ended December 31, 2006 from $59,666 for the fiscal year ended December 31, 2005. These expenses represent our total operating expenses during this period. The increase in our total operating expenses was due to additional expenses required in order to become a publicly traded company and remain in compliance with all reporting requirements. These additional expenses include legal and accounting fees, auditing fees and professional fees associated with obtaining private financing. The increase in our operating expenses was also due to the salary paid to Mr. Patrizio pursuant to the employment agreement, which provides for an annual salary of $250,000.
Our net loss from operations for the fiscal period ending December 31, 2005 was $51,666 as compared to net loss from operations for the fiscal year ending December 31, 2006 of $354,683. The increase in net loss from operations was due to an increase in professional fees, general and administrative expenses, and depreciation totaling $285,968.

Operating Expenses

        Total Operating Expenses for the fiscal year ended December 31, 2006 were $345,634, an increase of $285,968 as compared to $59,666 for the period ended December 31, 2005, resulting in a loss of $320,134. Operating expenses of $345,634 for the year consisted of $70,299for professional fees, $275,208 for general and administrative expense and $127 for depreciation. The cost and expenses for the year were attributable primarily to professional fees of $52,404 incurred in connection with the preparation of the Company’s registration statement and $173,067 for management’s salaries.
.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by the consulting fees it receives along with its previous financing activities. At December 31, 2006, the Company had cash of $110,852. In August and May 2006 we completed a private placement to investors in the amounts of $250,000 and $25,000, respectively. The Company drew down on a $50,000 credit line from the Bank of New York in July 2006 and received a $50,000 term loan from the Bank of New York in April 2006.

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

As reflected in the accompanying audited financial statements, we are in the development stage, has an accumulated deficit from inception of $407,349, negative working capital of $205,679, and has a negative cash flow from operations of $290,722 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Transaction with Dutchess Private Equities Fund II, LLP

On June 29, 2006, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund II, LLP (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, upon effectiveness of this registration statement, Dutchess is contractually obligated to purchase up to $10,000,000 of the Company’s Stock over the course of 36 months (“Line Period”), after a  registration statement has been declared effective (“Effective Date”). The amount that the Company shall be entitled to request from each of the purchase “Puts”, shall be equal to either 1) $100,000 or 2) 200% of the average daily volume (U.S market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date. The ADV shall be computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at ninety-five percent (95%) of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, the Company shall not be entitled to deliver another Put Notice.

The Company shall automatically withdraw that portion of the put notice amount, if the Market Price with respect to that Put does not meet the Minimum Acceptable Price. The Minimum Acceptable Price is defined as seventy-five (75%) of the lowest closing bid price of the common stock for the three (3) trading days prior to the Put Date.

In connection with the Agreement, we entered into a Registration Rights Agreement with Dutchess (“Registration Agreement”). Pursuant to the Registration Agreement, we were obligated to file a registration statement with the Securities and Exchange Commission covering the shares of common stock underlying the Investment Agreement within forty-five (45) days after the closing date. In addition, we were obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within ninety (90) days after the closing date. Such registration statement was filed and declared effective by the SEC within the time periods set forth above.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements.

We have adopted the following accounting standards. While all of these significant accounting policies impact our financial condition, our views of these policies are critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report:

Revenues include fees billed for consulting services on a month to month contract. These revenues are recognized as the services are performed.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.    Financial Statements.

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEET AS OF DECEMBER 31, 2006

PAGE	F-3
STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006, FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO DECEMBER 31, 2005 AND FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO DECEMBER 31, 2006

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO DECEMBER 31, 2006

PAGE	F-5
STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2006, FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO DECEMBER 31, 2005 AND FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO DECEMBER 31, 2006

PAGES	F-6 - F-14	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Bedminster National Corp.
(A Development Stage Company)

We have audited the accompanying balance sheet of Bedminster National Corp. (a development stage company) as of December 31, 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2006, the period from April 22, 2005 (inception) to December 31, 2005 and the period from April 22, 2005(inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Bedminster National Corp. (a development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006, the period from April 22, 2005 (inception) to December 31, 2005 and the period from April 22, 2005 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company is in the development stage and has an accumulated deficit from inception of $407,349, negative working capital of $205,679 and has a negative cash flow from operations of $290,722 from inception. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
February 13, 2007
Boynton Beach, Florida

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF DECEMBER 31, 2006

ASSETS
CURRENT ASSETS
Cash	$110,852
Total Current Assets	110,852

PROPERTY, PLANT AND EQUIPMENT (NET OF DEPRECIATION OF $127)	1,703

OTHER ASSETS
Deposits	400
Total Other Assets	400

TOTAL ASSETS	$112,955

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$15,683
Accrued interest	2,369
Lines of credit	52,409
Note payable - current portion	5,722
Convertible note payable - stockholder, net	240,348
Total Current Liabilities	316,531

OTHER LIABILITIES
Note payable - net of current portion	41,773
Total Other Liabilities	41,773

TOTAL LIABILITIES	358,304

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	-
Common stock - Class A, $0.0001 par value, 200,000,000 shares authorized, 6,106,000 shares issued and outstanding	637
Common stock - Class B, $0.0001 par value, 3,000,000 shares authorized, 2,158,000 shares issued and outstanding	215
Additional paid in capital	161,148
Accumulated deficit during development stage	(407,349)
Total Stockholders’ Deficiency	(245,349)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$112,955

See accompanying notes to financial statements.

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2006	For the Period From April 22, 2005 (Inception) to December 31, 2005	For the Period From April 22, 2005 (Inception) to December 31, 2006

REVENUES	$25,500	$8,000	$33,500

OPERATING EXPENSES
Professional fees	70,299	17,895	88,194
Officer compensation	173,067	-	173,067
General and administrative	102,268	41,771	144,039
Total Operating Expenses	345,634	59,666	405,300

LOSS FROM OPERATIONS	(320,134)	(51,666)	(371,800)

OTHER INCOME (EXPENSE)
Interest	(34,799)	-	(34,799)
Total Other Income (Expense)	(34,799)	-	(34,799)

NET LOSS BEFORE INCOME TAXES	(354,933)	(51,666)	(406,599)

Provision for Income Taxes	750	-	750

NET LOSS	$(355,683)	$(51,666)	$(407,349)

Net loss per share - basic and diluted	$(0.05)	$(0.01)	$(0.05)

Weighted average number of shares outstanding during the period - basic and diluted	7,836,104	7,485,324	7,741,796

See accompanying notes to financial statements.

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO DECEMBER 31, 2006

	Preferred Stock		Common Stock - Class A		Common Stock - Class B		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Common stock issued to founders for cash ($0.0001 per share)	-	$-	5,000,000	$500	2,000,000	$200	$4,300	$(4,500)	$-	$500

Common stock issued for cash ($0.10 per share)	-	-	235,000	24	94,000	9	23,467	-	-	23,500

Common stock issued for services ($0.10 per share)	-	-	275,000	27	110,000	11	27,462	-	-	27,500

In-kind contribution of services	-	-	-	-	-	-	5,000	-	-	5,000

Cash collected on subscription receivable	-	-	-	-	-	-	-	4,500	-	4,500

Net loss for the period April 22, 2005 (inception) to December 31, 2005	-	-	-	-	-	-	-	-	(51,666)	(51,666)

Balance, December 31, 2005	-	-	5,510,000	$551	2,204,000	$220	60,229	-	(51,666)	$9,334

Common stock issued for cash ($0.10 per share)	-	-	550,000	55	-	-	54,995	-	-	55,000

Conversion of Class B shares to Class A shares	-	-	48,000	5	(48,000)	(5)	-	-	-	-

In-kind contribution of services	-	-	-	-	-	-	20,000	-	-	20,000

Common stock issued for services ($0.10 per share)	-	-	260,000	26	-	-	25,974	-	-	26,000

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	(355,683)	(355,683)

BALANCE, DECEMBER 31, 2006	-	$-	6,368,000	$637	2,156,000	$215	$161,148	$-	$(407,349)	$(245,349)

See accompanying notes to financial statements.

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO DECEMBER 31, 2006

	For the Year Ended December 31, 2006	For the Period From April 22, 2005 (Inception) to December 31, 2005	For the Period From April 22, 2005 (Inception) to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(355,683)	$(51,666)	$(407,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	127	-	127
Amortization of note payable discount	20,349	-	20,349
Stock issued for services	26,000	27,500	53,500
In-kind contribution of services	20,000	5,000	25,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	12,618	3,065	15,683
Increase in deposits	-	(400)	(400)
Increase in accrued interest	2,368	-	2,368
Net Cash Used In Operating Activities	(274,221)	(16,501)	(290,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,830)	-	(1,830)
Net Cash Used In Investing Activities	(1,830)	-	(1,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	55,000	28,500	83,500
Proceeds from notes payable	47,495	-	47,495
Proceeds from convertible notes payable - stockholder	220,000	-	220,000
Proceeds from lines of credit	52,409	-	52,409
Proceeds from stockholder loans	-	699	699
Repayment of stockholder loans	(699)	-	(699)
Net Cash Provided By Financing Activities	374,205	29,199	403,404

NET INCREASE IN CASH	98,154	12,698	110,852

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,698	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$110,852	$12,698	$110,852

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$13,025	$-	$13,025

Cash paid for taxes	$750	$-	$750

See accompanying notes to financial statements.

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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

(C) Cash Equivalents

For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2006, the Company has cash of $10,959 that is not covered by FDIC Insurance.

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2006, the Company has a net operating loss carry forward of approximately $407,349 available to offset future taxable income through 2026. The valuation allowance at December 31, 2006 was $138,499. The net change in the valuation allowance for the year ended December 31, 2006 was increase of $120,932.

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

(E) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

Revenues include fees billed for consulting services on a month to month contract. These revenues are recognized as the services are performed.

(H) Financial Instruments

The Company’s financial instruments consist of cash, notes payable, and lines of credit. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

(I) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(J) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2006 and 2005, there were 500,000 and 0 shares, respectively that are issuable upon conversion of the notes payable, that were not included in dilutive net loss per share as the effect was anti-dilutive.

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006
(K) Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

(L) Recent Accounting Pronouncements

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
AS OF DECEMBER 31, 2006

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

(C) Common Stock Issued for Services

During 2005, the Company issued 275,000 shares of Class A common stock and 110,000 shares of Class B common stock for services with a fair value of $27,500 ($0.10/share).

During 2006, the Company issued 260,000 shares of Class A common stock which consisted of 110,000 shares for legal services, 100,000 shares for consulting services, and 50,000 shares for accounting services with a fair value of $26,000 ($0.10/share).

(D) Conversion of Class A to Class B

During 2006 stockholders converted 48,000 Class B shares to 48,000 Class A shares.

NOTE 3         RELATED PARTY TRANSACTIONS

The Company has entered into an employment agreement with the sole officer of the Company that became effective May 1, 2006. The employment agreement ends December 31, 2015 and calls for an annual salary of $250,000 (which amount shall be increased by $35,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $10,000,000 and there after increase by an additional $25,000 for each proforma revenue increase of $10,000,000), which salary shall increase by no less then 5% annually. In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year’s salary. In addition the CEO will receive a $600 per month automobile allowance, $100 cellular telephone allowance, a $200 home office allowance and a professional fee allowance of $100 per month. The CEO will also earn an annual bonus of 10% of the annual adjusted EBITDA earnings. The Bonus will be paid 65% in cash and 35% in common shares - A class at the annual average stock price.

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

The CEO is also entitled to all employee benefits and life insurance in the amount of $3,000,000. The agreement also calls for the CEO to receive a lump sum payment of 300% of hiss annual salary upon death or termination during the term of the agreement.

During 2006, the Company entered into convertible notes payable transactions with stockholders for $275,000 (See note 7).

In October 2006, the Board of Directors agreed to pay Apogee Partners Ltd. a fee of $200,000 in cash for arranging the Dutchess Equity Line. A portion of such fee shall be paid from time to time only when the Board of Directors determines the Company has sufficient operating funds and only when there is an amount of operating funds remaining after such payment equal to any such payment. Apogee is affiliated with our CEO Mr. Patrizio. As of December 31, 2006 the Company paid $5,000.

NOTE 4         CONCENTRATIONS

One customer of the Company represented 100% of all of the revenue for the twelve months ended December 31, 2006.

NOTE 5         LINES OF CREDIT

In March 2006, Bank of New York bank approved a $50,000 line of credit for the Company. The line provides an interest rate of 1.5% above the prime rate (9.75% as of December 31, 2006) on all outstanding amounts and requires monthly payments of 1/60 of all principal amounts outstanding under the line plus interest. The sole officer has personally guaranteed the line and there is $50,392 outstanding under the line as of the date hereof.

In January 2006, Signature Bank approved a $50,000 line of credit for the Company. The line provides an interest rate of 1% above the prime rate (9.25% as of December 31, 2006) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest. The CEO has personally guaranteed the line and there is $2,017 outstanding under the line as of the date hereof.

NOTE 6         NOTES PAYABLE

In May 2006, Bank of New York bank approved a $50,000 loan for the Company. The loan is payable over 84 months at a variable interest rate between 8.5% and 9.5%. The Company has an outstanding balance as of December 31, 2006 of $47,495. The loan is secured with all of the assets of the Company.

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

Future minimum payments are approximately as follows:

For the Year Ended
2007	$5,722
2008	6,218
2009	6,775
2010	7,374
Thereafter	21,406

$47,495

NOTE 7         CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

In May, 2006, a private placement to an investor was completed in the amount of $25,000 with interest payable (monthly in cash) at 10% percent per annum. This investors received a one year Convertible Promissory Note in the amount of $25,000. The Company also issued 50,000 shares of the Company’s common stock in accordance with the private placement memorandum. The proceeds of the offering were allocated to the shares of common stock based on a recent cash offering price. The Company recorded a discount on the note payable of $5,000. The discount will be amortized over the life of the note. The Company has agreed to register the common stock with the Securities and Exchange Commission within 180 days from closing.

Notes payable - face value	$25,000
Notes payable - discount	1,458

Notes payable - net	$23,542

In August, 2006, a private placement to five investors was completed in the amount of $250,000 with interest payable (monthly in cash) at 10% percent per annum. These investors received a one year Convertible Promissory Note in the total amounts of $250,000. The Company also issued 500,000 shares of the Company’s common stock in accordance with the private placement memorandum. The proceeds of the offering were allocated to the shares of common stock based on a recent cash offering price. The Company recorded a discount on the note payable of $50,000. The discount will be amortized over the life of the note. The Company has agreed to register the common stock with the Securities and Exchange Commission within 180 days from closing.

Notes payable - face value	$250,000
Notes payable - discount	33,194

Notes payable - net	$216,806

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

NOTE 8         COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

The Company has entered into an employment agreement with the sole officer of the Company that became effective May 1, 2006. The employment agreement ends December 31, 2015 and calls for an annual salary of $250,000 (which amount shall be increased by $35,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $10,000,000 and there after increase by an additional $25,000 for each proforma revenue increase of $10,000,000), which salary shall increase by no less then 5% annually. In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year’s salary. In addition the CEO will receive a $600 per month automobile allowance, $100 cellular telephone allowance, a $200 home office allowance and a professional fee allowance of $100 per month. The CEO will also earn an annual bonus of 10% of the annual adjusted EBITDA earnings. The Bonus will be paid 65% in cash and 35% in common shares - A class at the annual average stock price. The CEO is also entitled to all employee benefits and life insurance in the amount of $3,000,000. The agreement also calls for the CEO to receive a lump sum payment of 300% of his annual salary upon death or termination during the term of the agreement.

(B) Consulting Fee

In October 2006, the Board of Directors agreed to pay Apogee Partners Ltd. a fee of $200,000 in cash for arranging the Dutchess Equity Line. A portion of such fee shall be paid from time to time only when the Board of Directors determines the Company has sufficient operating funds and only when there is an amount of operating funds remaining after such payment equal to any such payment. Apogee is affiliated with our CEO Mr. Patrizio. As of December 31, 2006 the Company paid $5,000.

NOTE 9         EQUITY INVESTMENT AGREEMENT

On June 29, 2006, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund II, LLP (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, upon effectiveness of the registration statement, Dutchess is contractually obligated to purchase up to $10,000,000 of the Company’s Stock over the course of 36 months (“Line Period”), after a  registration statement has been declared effective (“Effective Date”). The amount that the Company shall be entitled to request from each of the purchase “Puts”, shall be equal to either 1) $100,000 or 2) 200% of the average daily volume (U.S market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date. The ADV shall be computed using the ten (10) trading days prior to the Put Date.

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

The Purchase Price for the common stock identified in the Put Notice shall be set at ninety-five percent (95%) of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, the Company shall not be entitled to deliver another Put Notice.

The Company shall automatically withdraw that portion of the put notice amount, if the Market Price with respect to that Put does not meet the Minimum Acceptable Price. The Minimum Acceptable Price is defined as seventy-five (75%) of the lowest closing bid price of the common stock for the three (3) trading days prior to the Put Date. The Company will account for the amounts received under the agreement in accordance with EITF 00-19.

NOTE 10       GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit from inception of $407,349, negative working capital of $205,679, and has a negative cash flow from operations of $290,722 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern (See Note 6 and 8).

NOTE 11       SUBSEQUENT EVENTS

(A) Letter of Intent

On January 12, 2007, we entered into a Letter of Intent to acquire eighty (80%) percent of the outstanding shares of common stock of Metropolitan Computing Corp. (“MCC”) for a total of $800,000 from its current owner and President, Michael Levin (“Seller”). MCC was established in 1985 and is active in the design, development, and marketing of instrumentation equipment for the pharmaceutical industry. The MCC product line includes transducers for measuring compression and other forces on tablet press machines, as well as sensors for torque or power consumption on mixing and granulating equipment.

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

MCC serves all market segments of instrumentation and data acquisition systems for pharmaceutical solid dosage research and development (R&D), scale-up and production. MCC already has a substantial user base including such Fortune 500 companies as American Home Products, Amgen, Abbott Labs, BASF, Bristol-Myers Squibb, Dow Chemical, Hoffman-La Roche, Merck, Novartis, Pfizer, Searle, SmithKline Beecham, and many others. MCC annual sales are growing and are about $2 million (unaudited) for year end 2006 and the company is profitable. MCC offices are located at 6 Great Meadow Lane, East Hanover, New Jersey 07936 and its telephone number is: (973) 887-7800 and web site: www.mcc-online.com.

The purchase price will be paid to the Seller in cash at closing (the “Closing”) however the Seller will lend $200,000 of the proceeds directly to MCC (“Loan”). The Loan will be unsecured and subordinated to all other debt and repaid from time to time over 5 years with 8% interest solely from the profits of MCC; however any outstanding amount due at the fifth anniversary will be forfeited and the Loan terminated. The Registrant will also provide a revolving credit line (“Line”) to MCC at Closing of four hundred thousand dollars ($400,000). The Line will provide for an interest rate of 8%, and interest and principal will be repaid annually. The Line will be secured by a pledge by the Seller of all of the shares of common stock continued to be held by the Seller after the Closing (the “Seller Shares”) and released upon full repayment of the Line. At any time after the third anniversary of the Closing provided that the Line has been repaid, the Seller may put the Seller Shares to the Registrant and the Registrant must purchase the Seller Shares at the Put Price. The Put Price is the per share amount based upon the average of two most recent years of MCC’s audited annual EBITDA multiplied by six (6) or $200,000, whichever is greater (the “Put Amount”). The Put Amount will be paid to the Seller in cash in three (3) equal annual payments. Also , the Registrant will enter into an Employment Agreement with the Seller which will provide for a five (5) year term and have mutually agreed to salary, benefits and other standard provisions including a non-compete clause.

(B) New Subsidiary

In January 18, 2007, the Company established two wholly owned subsidiaries (Bedminster Capital Corp. a real estate management company and Bedminster Financial Corp an investment management company) in the State of Nevada.

(C) Issuance of Common Stock for Services

On February 2, 2007, 50,000 shares with a fair value $5,000 of Class A common stock was issued to two principals of our investor relations firm of Booke and Company for services rendered.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 8A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information.

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

Paul Patrizio	49	President, Chief Executive Officer, Chief Financial Officer, Chairman	April 2005

 Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Paul Patrizio

Paul Patrizio has been the President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors since inception in April 2005. Mr. Patrizio has been Chairman and the principal stockholder of Apogee Holdings Inc. and Apogee Partners Ltd., private investment companies (collectively “Apogee”), since 1999. From 1999 to 2005 Apogee has provided investment capital and consulting services with respect to management, financing and development matters to various small and medium sized companies.

Prior to Apogee, he was a Senior Managing Director and partner at Angel Investments LLC, an investment banking firm and registered broker-dealer based in New York City which where he specialized in corporate and securities matters . Prior to Angel, Mr. Patrizio was a partner in a New York City law firm where he specialized in corporate and securities matters. From July 2004 to March 2005, Mr. Patrizio was the Chairman and Chief Financial Officer of Somerset International Group Inc. a public company (OTC:SOSI) which is currently a holding company for Secure Systems, Inc. a wireless security company. From July 2000 until July 2002, Mr. Patrizio was Chairman of Teleservices Group Inc., a company which installed and maintained telecommunications equipment. Mr. Patrizio was also a director of Berliner Communications Inc. (OTCBB:BERL), a wireless communications infrastructure provider from June 2000 until December 2001.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.    Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Paul Patrizio, (1) President, Chief	2006	$173,067	0	0	0	0	0	(2)	$173,067
Executive Officer,	2005	$0	0	0	0	0	0	(2)	$0
Chief Financial Officer

(1)	Since May 1, 2006, Mr. Patrizio has received $173,067 in salary pursuant to his employment agreement with us.
(2)
Pursuant to his employment agreement with us, Mr. Patrizio receives a $600 per month automobile allowance, $100 cellular telephone allowance, a $200 home office allowance and a professional fee allowance of $100 per month. He also earns an annual bonus of 10% of the annual adjusted EBITDA earnings which will be paid 65% in cash and 35% in common shares - A class at the annual average stock price. He is also entitled to all employee benefits and life insurance in the amount of $3,000,000.

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2006, and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

We entered into an employment agreement with Paul Patrizio, our sole officer and director, which became effective on May 1, 2006. The employment agreement has a term of nine (9) years and calls for an annual salary of $250,000 (which amount shall be increased by $35,000 when and if our revenues, based on the trailing twelve months over per forma basis, exceed $10,000,000 and there after increase by an additional $25,000 for each proforma revenue increase of $10,000,000), which salary shall increase by no less then 5% annually. In the event of termination of employment without cause, the agreement provides that we shall pay severance equaling the greater of the balance of the term of the agreement or one year’s salary. In addition, Mr. Patrizio will receive a $600 per month automobile allowance, $100 cellular telephone allowance, a $200 home office allowance and a professional fee allowance of $100 per month. Mr. Patrizio also earns an annual bonus of 10% of the annual adjusted EBITDA earnings which can be paid 65% in cash and 35% in common shares - A class at the annual average stock price. He is also entitled to all employee benefits and life insurance in the amount of $3,000,000. The agreement also calls for Mr. Patrizio to receive a lump sum payment of 300% of his annual salary upon death or termination during the term of the agreement.

Compensation of Directors

For the fiscal year ended December 31, 2006, we did not compensate our directors for their services.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of February 15, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Class A Common Stock	Paul Patrizio (1)	5,000,000	77.91%

Class A Common Stock	All officers and directors as a group (1 in number)	5,000,000	77.91%

Class B Common Stock	Paul Patrizio (1)	2,000,000	92.76%

Class B Common Stock	All officers and directors as a group (1 in number)	2,000,000	92.76%

(1) The person listed is an officer and/or director of the Company and the address for each beneficial owner is 90 Washington Valley Road, Bedminster, NJ 07921.

(2)Based on 6,418,900 shares of Class A Common Stock issued and outstanding, and 2,156,000 shares of Class B Common Stock issued and outstanding as of February 14, 2007. The shares of Class A Common Stock have no voting rights. The shares of Class B Common Stock have voting rights.

Item 12.    Certain Relationships and Related Transactions.
Paul Patrizio, our sole officer, director and founder is deemed to be our promoter. We were formed on April 22, 2005 and 5,000,000 shares of common stock were issued to Paul Patrizio for $5,000 as founders shares. Based upon the reclassification of our common stock, on September 12, 2005, Mr. Patrizio received one share of Class A common stock and 2/5 of a share of Class B common stock for each common share held. Therefore, Mr. Patrizio currently holds a total of 5,000,000 shares of our Class A common stock and 2,000,000 shares of our Class B common stock. Other than the share issuance set forth herein there have been no other transactions with our promoters.

On October 4, 2006, the Board of Directors agreed to pay to Apogee Partners Ltd. a fee of $200,000 in cash for arranging the Dutchess Equity Line. A portion of such fee shall be paid from time to time only when the Board of Directors determines the Company has sufficient operating funds and only when there is an amount of operating funds remaining after such payment equal to any such payment. During 2006, $5,000 of this fee was paid to Apogee. Apogee is affiliated with Mr. Patrizio.

Item 13.    Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Incorporated by reference to Amendment No. 1 to Form SB-2 filed on September 16, 2005

3.1.2	Amendment to Articles of Incorporation	Incorporated by reference to Amendment No. 2 to Form SB-2 filed on November 16, 2005

3.2	Bylaws	Incorporated by reference to Amendment No. 1 to Form SB-2 filed on September 16, 2005

10.1	Investment Agreement dated June 29, 2006 by and between the Company and Dutchess Private Equities Fund II, LLP	Incorporated by reference to Form SB-2 filed on August 31, 2006

10.2	Registration Rights Agreement dated June 29, 2006 by and between the Company and Dutchess Private Equities Fund II, LLP	Incorporated by reference to Form SB-2 filed on August 31, 2006

10.3	Consulting Agreement between the Company and Greenwich Solutions, Inc. dated November 2, 2005	Incorporated by reference to Amendment No. 2 to Form SB-2 filed on November 16, 2005

10.4	Consulting Agreement between the Company and Animagic Entertainment Group, Inc. dated May 1, 2005	Incorporated by reference to Amendment No. 2 to Form SB-2 filed on November 16, 2005

10.5	Line of Credit Agreement with Signature Bank of New York	Incorporated by reference to Amendment No. 5 to Form SB-2 filed on March 6, 2006

10.6	Employment Agreement	Incorporated by reference to Form SB-2 filed on August 31, 2006

10.7	Bank of New York Loan	Incorporated by reference to Form SB-2 filed on August 31, 2006

21	Subsidiaries	Incorporated by reference to Amendment No. 3 to Form SB-2 filed on December 28, 2005

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.    Principal Accounting Fees and Services.

Audit Fees

        For our fiscal year ended December 31, 2006, we were billed approximately $13,400 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2005, we were billed approximately $6,700 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended December 31, 2006 and 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEDMINSTER NATIONAL CORP.

By:	/s/ Paul Patrizio
PAUL PATRIZIO
President, Chief Executive Officer, Chief Financial Officer

Date:	February 15, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Patrizio	President, Chief Executive Officer,	February 15, 2007
PAUL PATRIZIO	Chief Financial Officer