Form 10QSB
period 2007-03-31
BEDMINSTER NATIONAL CORP
filed 2007-05-16
CIK 1334314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007.
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

Yes     ☒    No     ☐

State the number of shares outstanding of each of the issuer's classes of Class A Common Stock and Class B Common Stock, as of May 15, 2007 are 6,530,900 shares of Class A Common Stock and 2,154,000 shares of Class B Common Stock.

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

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF MARCH 31, 2007

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(unaudited)

ASSETS

CURRENT ASSETS
Cash	$37,127
Total Current Assets	37,127

Property, Plant, and Equipment (net of depreciation of $127)	1,550

OTHER ASSETS
Deposits	1,300
Total Other Assets	$1,300

TOTAL ASSETS	39,977

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$36,367
Accrued interest	2,368
Lines of Credit	101,924
Note payable - current portion	5,722
Convertible note payable - stockholder, net	254,098
Total Current Liabilities	400,479

OTHER LIABILITIES
Note Payable - net of current portion	40,375

TOTAL LIABILITIES	440,854

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding, respectively	-
Common stock - Class A, $0.0001 par value, 200,000,000 shares authorized, 6,448,900shares issued and outstanding	645
Common stock - Class B, $0.0001 par value, 3,000,000 shares authorized, 2,156,000 shares issued and outstanding	215
Additional paid in capital	171,424
Accumulated deficit during development stage	(573,161)
Total Stockholders’ Deficit	(400,877)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$39,977

 See Notes to Unaudited Financial Statements.

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three Months Ended March 31, 2007	For the Three Months	For the Period from April 22, 2005 (Inception) to March 31, 2007
	Consolidated	ended March 31, 2006	Consolidated
REVENUES	$1,000	$9,000	$34,500

OPERATING EXPENSES
Professional fees	53,239	17,149	141,432
Officer Compensation	65,942	15,000	239,008
General and administrative	24,620	2,606	168,661
Total Operating Expenses	143,801	34,755	549,101

LOSS FROM OPERATIONS	(142,801)	(25,755)	(514,601)

OTHER INCOME (EXPENSE)
Interest	(22,491)	-	(57,290)
Total Other Income (Expense)	(22,491)	-	(57,290)

NET LOSS BEFORE INCOME TAXES	(165,292)	(25,755)	(571,891)

Provision for Income Taxes	520	750	1,270

NET LOSS	(165,812)	(26,505)	(573,161)

Net loss per share - basic and diluted	$(0.02)	$-	$(0.07)

Weighted average number of shares outstanding during the period - basic and diluted	7,930,620	7,714,000	7,848,301

See Notes to Unaudited Financial Statements.

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO MARCH 31, 2007 (Unaudited)

	Preferred Stock		Common Stock -A		Common Stock -B			Subscription	Accum
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Receivable	Deficit	Total

Common stock issued to
founders for cash ($0.0001/share)	-	$-	5,000,000	$500	2,000,000	$200	$4,300	$(4,500)	$-	$500

Common stock issued
for cash ($0.10/share)	-	-	235,000	24	94,000	9	23,467	-	-	23,500

Common stock issued for services ($0.10/share)	-	-	275,000	27	110,000	11	27,462	-	-	27,500

Conversion of Class B shares to
Class A Shares	-	-	-	-	-	-	-		-	-

In-Kind Contribution of services	-	-	-	-	-	-	5,000	-	-	5,000

Cash collected on subscription rec	-	-	-	-	-	-	-	4,500	-	4,500

Common Stock issued for Services ($0.10 per share)	-	-	-	-	-	-	-	-	-	-

Net loss for the period April 22, 2005
(inception) to December 31, 2005	-	-	-	-	-	-	-	-	(51,666)	(51,666)

Balance, December 31, 2005	-	-	5,510,000	$551	2,204,000.00	$220	$60,229	-	$(51,666)	$9,334

Common Stock issued for cash($0.10 per share)	-	-	550,000	55	-	-	55,945			55,000

Conversion of Class B shares to Class A shares	-	-	48,000	5	(48,000.00)	(5)	-	-	-	-

In-Kind contribution of services	-	-	-	-	-	-	20,000	-	-	20,000

Common stock issued for services ($0.10 per share)	-	-	260,000	26			25,974		-	26,000

Net loss for the year ended December 31, 2006	-	-	-	$-	-	-	-	-	$(355,683)	(355,683)

Balance, December 31, 2006	-	-	6,368,000	$637	2,156,000	$215	$161,148	-	$(407,349)	$(245,349))

Common stock issued for cash	-	-	30,900	3	-	-	5,281	-	-	5,284
($0.10 per share)

Common Stock Issued for Services ($0.01 per share)	-	-	50,000	5	-	-	4,995	-	-	5,000

Net loss for the three months
ended March 31, 2007	-	-	-	-	-	-	-	-	(165,812)	(165,812)

Balance, March 31, 2007 (consolidated)	-	-	6,448,900	645	2,156,000	215	171,424	-	(573,161)	(400,877))

See Notes to Unaudited Financial Statements.

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS Unaudited

	For the Three Months Ended March 31, 2007 Consolidated	For the Three Months Ended March 31, 2006	For the Period from April 22, 2005 (Inception) to March 31, 2007 Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(165,812)	$(26,505)	$(573,161)
Adjustments to reconcile net loss to net cash used in operating activities:
depreciation	153	-	280
amortization of note payable discount	13,750	-	34,099
Stock issued for services	5,000	-	58,500
In-kind contribution of services	-	15,000	25,000
Changes in operating assets and liabilities:	-	-	-
Increase in accounts payable and accrued expenses	20,684	8,926	36,367
Increase in deposits	(900)	-	(1,300)
Increase in accrued interest	(1)	0	2,367
Net Cash Used In Operating Activities	(127,126)	(2,579)	(417,848)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(1,830)
Net Cash Used In Investing Activities	-	-	(1,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	5,284	-	88,784
Proceeds on notes payable	-	-	47,495
Repayment of notes payable	(1,398)		(1,398)
Proceeds on convertible notes payable - shareholder	-	-	220,000
Proceeds from lines of credit	49,515	-	101,924
Proceeds from stockholder loans	-	-	699
Repayment of stockholder loans	-	-	(699)

Net Cash Provided By Financing Activities	53,401	-	456,805

NET INCREASE (DECREASE) IN CASH	(73,725)	(2,579)	37,127

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,852	12,698	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,127	$10,119	$37,127

See Notes to Unaudited Financial Statements.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

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

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

Bedminster National Corp. (a development stage company) was incorporated under the laws of the State of Delaware on April 22, 2005 and reincorporated in the State of Nevada on October 20, 2006. On January 18, 2007, Bedminster National Corp. established two wholly owned subsidiaries (Bedminster Capital Corp. a real estate management company and Bedminster Financial Corp an investment management company) in the State of Nevada. Bedminster National Corp. was organized to provide management consulting services and intends to acquire profitable and near term profitable small and medium sized businesses. Bedminster National Corp and its two wholly owned subsidiaries are here after referred to as the “Company.” Activities during the development stage include developing the business plan and raising capital.

On January 16, 2007, we created two wholly-owned subsidiaries, Bedminster Capital Corp. and Bedminster Financial Corp., both Nevada corporations.

Bedminster Capital Corp.'s (“BCC”) principal business is the ownership and management of real estate. BCC will buy, manage, operate, rehabilitate and dispose of real property of various types and descriptions, and engage in such other business and investment activities as would benefit the Company and its shareholders. BCC will seek income producing commercial or residential property and all of the Company's properties will be managed by professional third party property management companies.

Bedminster Financial Corp. (“BFC”) intends to manage investment assets and provide trust services. BFC will provide institutions and high net worth individuals with trust and custodial services and related financial advisory services. The core of BFC’s business will be dependent on its client relationships. We believe that in addition to investment performance, client service is paramount in the asset management business. As such, a major focus of BFC’s business strategy will be to build strong relationships with clients to better enable us to anticipate their needs and to satisfy their investment objectives. BFC’s future success will depend to a significant degree on both investment performance and our ability to provide responsive client service. We have not yet received governmental or regulatory approval to provide such services and will certainly obtain the necessary approvals prior to commencing operations.

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

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(E) Principles of Consolidation

The 2006 financial statements include the accounts of Bedminster National Corp. The 2007 consolidated financial statements include the accounts of Bedminster National Corp. and its two wholly owned subsidiaries Bedminster Financial Corp. and Bedminster Capital Corp. from January 18, 2007 to March 31, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

(F) Income Taxes

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

(G) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years

(H) Business Segments

The Company’s operating segments are organized internally primarily by the type of services performed. The Company has three operating segments: consulting services, property management, and investment services.

(I) Revenue Recognition

Revenues include fees billed for consulting services on a month to month contract. These revenues are recognized as the services are performed.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(J) Financial Instruments

The Company’s financial instruments consist of cash, notes payable, and lines of credit. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

(K) Long-Lived Assets

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

(L) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2007 and 2006, there were 500,000 and 0 shares, respectively that are issuable upon conversion of the convertible notes payable, that were not included in dilutive net loss per share as the effect was anti-dilutive.

(M) Stock-Based Compensation

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

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

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

(N) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2	STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash
On April 22, 2005, the Company issued 5,000,000 shares of Class A common stock and 2,000,000 shares of Class B common stock to its founder for cash of $500 ($0.0001 per share).

During 2005, the Company issued 235,000 shares of Class A common stock and 94,000 shares of Class B common stock for cash of $23,500 ($0.10 per share).

During 2006, the Company issued 550,000 shares of Class A stock for cash of $55,000 ($0.10 per share).

During 2007, the Company issued 30,900 shares of Class A stock for cash of $5,284 ($0.17 per share).

All issued and outstanding shares of Class A common stock and Class B common stock shall be identical and shall entitle the holders to the same rights and privileges except that the Class A shares have no voting rights.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

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

On February 2, 2007, 50,000 shares with a fair value $5,000 of Class A common stock was issued to two principals of our investor relations firm for services.

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

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

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

The Company’s Bedminster Capital Corp. has entered into a management services agreement with Apogee Holdings Inc. (a company controlled by our President and majority stockholder of our parent) that became effective March 1, 2007. The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually. In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company. 40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price. Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares. Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time. As of March 31, 2007, the Company has paid $10,000 and Apogee has waived $10,000 under the management agreement.

The Company’s Bedminster Financial Corp. has entered into a management services agreement with Apogee Holdings Inc that became effective March 1, 2007. The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company. 40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price. Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares. Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time.

NOTE 4        CONCENTRATIONS

One customer of the Company represented 100% of all of the revenue for the three months ended March 31, 2007 and 2006.

NOTE 5        LINES OF CREDIT

In March 2006, Bank of New York bank approved a $50,000 line of credit for the Company. The line provides an interest rate of 1.5% above the prime rate (9.75% as of March 31, 2007) on all outstanding amounts and requires monthly payments of 1/60 of all principal amounts outstanding under the line plus interest. The sole officer has personally guaranteed the line and there is $50,516 outstanding under the line as of the date hereof.

In January 2006, Signature Bank approved a $50,000 line of credit for the Company. The line provides an interest rate of 1% above the prime rate (9.25% as of December 31, 2006) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest. The CEO has personally guaranteed the line and there is $22,464 outstanding under the line as of the date hereof.

In January 2007, Signature Bank approved a $100,000 line of credit for the Company’s Subsidiary, Bedminster Financial Corp. The line provides an interest rate of 1% above the prime rate (9.25% as of March 31, 2007) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest. The parent has guaranteed the line and there is $14,472 outstanding under the line as of the date hereof.

In January 2007, Signature Bank approved a $100,000 line of credit for the Company’s Subsidiary, Bedminster Capital Corp.. The line provides an interest rate of 1% above the prime rate (9.25% as of March 31, 2007)on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest. The parent has guaranteed the line and there is $13,601 outstanding under the line as of the date hereof.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 6        NOTE PAYABLE

In May 2006, Bank of New York bank approved a $50,000 loan for the Company. The loan is payable over 84 months at a variable interest rate between 8.5% and 9.5%. The Company has an outstanding balance as of March 31, 2007 of $46,097. The loan is secured with all of the assets of the Company.

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

Notes payable - face value	$25,000
Notes payable - discount	208

Notes payable - net	$24,792

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

Notes payable - face value	$250,000
Notes payable - discount	20,694

Notes payable - net	$229,306

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

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

(B) Consulting Fee

In October 2006, the Board of Directors agreed to pay Apogee Partners Ltd. a fee of $200,000 in cash for arranging the Dutchess Equity Line. A portion of such fee shall be paid from time to time only when the Board of Directors determines the Company has sufficient operating funds and only when there is an amount of operating funds remaining after such payment equal to any such payment. Apogee is affiliated with our CEO Mr. Patrizio. As of March 31, 2007 the Company paid $7,000.

(C) Letter of Intent

On January 12, 2007, we entered into a Letter of Intent to acquire eighty (80%) percent of the outstanding shares of common stock of Metropolitan Computing Corp. (“MCC”) for a total of $800,000 from its current owner and President, Michael Levin (“Seller”). MCC was established in 1985 and is active in the design, development, and marketing of instrumentation equipment for the pharmaceutical industry. The MCC product line includes transducers for measuring compression and other forces on tablet press machines, as well as sensors for torque or power consumption on mixing and granulating equipment. MCC serves all market segments of instrumentation and data acquisition systems for pharmaceutical solid dosage research and development (R&D), scale-up and production. MCC already has a substantial user base including Fortune 500 companies.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

The purchase price will be paid to the Seller in cash at closing (the “Closing”) however the Seller will lend $200,000 of the proceeds directly to MCC (“Loan”). The Loan will be unsecured and subordinated to all other debt and repaid from time to time over 5 years with 8% interest solely from the profits of MCC; however any outstanding amount due at the fifth anniversary will be forfeited and the Loan terminated. The Registrant will also provide a revolving credit line (“Line”) to MCC at Closing of four hundred thousand dollars ($400,000). The Line will provide for an interest rate of 8%, and interest and principal will be repaid annually. The Line will be secured by a pledge by the Seller of all of the shares of common stock continued to be held by the Seller after the Closing (the “Seller Shares”) and released upon full repayment of the Line. At any time after the third anniversary of the Closing provided that the Line has been repaid, the Seller may put the Seller Shares to the Registrant and the Registrant must purchase the Seller Shares at the Put Price. The Put Price is the per share amount based upon the average of two most recent years of MCC’s audited annual EBITDA multiplied by six (6) or $200,000, whichever is greater (the “Put Amount”). The Put Amount will be paid to the Seller in cash in three (3) equal annual payments. Also , the Registrant will enter into an Employment Agreement with the Seller which will provide for a five (5) year term and have mutually agreed to salary, benefits and other standard provisions including a non-compete clause. As of May 14, 2007, the transaction has not closed.

(D) Management Service Agreement

The Company via its subsidiary, Bedminster Capital Corp., has entered into a management services agreement with Apogee Holdings Inc. (a company controlled by our President and majority stockholder of our parent) that became effective March 1, 2007. The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually. In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company. 40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price. Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time. As of March 31, 2007, the Company has paid $10,000 and Apogee has waived $10,000 under the management agreement.

(E) Real Estate Service Agreement

The Company via its subsidiary Bedminster Capital Corp., has entered into a real estate consulting agreement with a real estate consulting group to provide support services to the Company regarding its real estate activities that became effective March 1, 2007. The agreement is ongoing until cancelled by either party with 90 days written notice. The agreement calls for initial payment of $2,000 upon signing the agreement and a 1.5% fee upon the successful purchase of each property, a .75% fee for each refinancing completed, a .5% fee of all gross renewal of all lease agreements, a 1.25% fee of all new lease agreements, a 1% fee for all sales of property, and an initial $10,000 fee for the first property taken under management and a ongoing monthly fee of the greater of 1.75% of the gross rental income or $2,500 to manage the Company’s real estate.

(F) Management Service Agreement

The Company via its subsidiary Bedminster Financial Corp. has entered into a management services agreement with Apogee Holdings Inc that became effective March 1, 2007. The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually. In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company. 40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price. Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares. Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

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

NOTE 10       GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit from inception of $573,161, negative working capital of $363,352, and has a negative cash flow from operations of $417,848 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern (See Note 6 and 8).

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 11         BUSINESS SEGMENTS

During 2007, the Company has three operating segments. During 2006, the Company only had one segment, consulting services. The Company’s consulting segment provides business consulting services. The property management segment will provide real estate management services. The investment services segment will provide institutions and high net worth individuals with trust and custodial services and related financial advisory services.

	Consulting Services	Property Management	Investment Services	Total
For the three months ended March 31, 2007

Revenue	$1,000	$-	$-	$1,000
Net Loss	(135,169)	(16,423)	(14,220)	(165,812)
Depreciation	153	-	-	153
Assets	33,117	3,430	3,430	39,977

For the Period from April 22, 2005 (inception) to March 31, 2007

Revenue	$34,500	$-	$-	$34,500
Additions to capital assets	1,830	-	-	1,830
Depreciation	280	-	-	280
Net Loss	(542,518)	(16,423)	(14,220)	(573,161)

NOTE 12         SUBSEQUENT EVENTS

On April 1, 2007, the Company agreed to issue 30,000 shares Class A shares to a consultant as a retainer pursuant to a consulting agreement. The agreement is for a term of six months to provide financial consulting services for compensation of cash and warrants based upon assisting the Company in locating financing.

On May 7, 2007, a stockholder converted 2,000 Class B shares to 2,000 Class A shares.

In April 2007, a private placement to an investor was completed in the amount of $25,000 with interest payable (monthly in cash) at 10% per annum. This investor received a one year Convertible Promissory Note in the amount of $25,000. The Company also issued 50,000 shares of the Company’s common stock in accordance with the private placement memorandum.

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

Plan of Operations
During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations in the business segments in which we conduct our activities:

Consulting Services

Second Quarter 2007

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

Third Quarter 2007

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

Fourth Quarter 2007

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

First Quarter 2008

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

        In addition to the plan of operations set forth above for us, the following sets forth the plan of operations for our subsidiaries, Bedminster Financial Corp.(Investment Services) and Bedminster Capital Corp (Propoperty Management).

Investment Services

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Second Quarter 2007

We are attempting to raise $200,000 in debt financing for initial working capital. We expect that the $200,000 in debt financing will be a private placement to individual investors of short term notes personally guaranteed by management. The proceeds of the note offering would be used solely for beginning the process of creating and funding our business and receiving any regulatory approvals.

Third Quarter 2007

We intend to implement our plan of establishing a trust and investment management company and raising the necessary regulatory capital. During this quarter, we may seek investment partners in order to raise the necessary funds to establish our business. Such partners include banks, investment funds and broker-dealers, and management intends to utilize its significant contacts among these entities to facilitate such a relationship. The funding will likely consist of a private placement of debt and/or our equity securities possibly through the assistance of a broker-dealer. We intend to sell only shares of Class A Common Stock or securities that are convertible into shares of Class A Common Stock and accordingly we believe that such a placement would not result in any change in our control. However, the specific amount, timing and terms of any such placement will not be known until an agreement has been executed by us and any potential investment partner.

Fourth Quarter 2007
        If we have the necessary approvals to commence operations in our investment service company, we will seek out opportunities to provide investment services and intend to enhance our capabilities by adding personnel or entering into joint ventures with other financial service firms. We intend to raise an additional $500,000 through debt or equity financing to support our efforts to hire additional staff during this period.

First Quarter 2008

If we have not already completed the financing transaction during the third quarter, we intend to close on such additional financing for working capital and corporate overhead. We intend to actively recruit new board members with appropriate experience and hire a corporate staff including a chief financial officer.

Property Management

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Second Quarter 2007

We are continuing to seek opportunities to acquire real estate. We will attempt to raise $200,000 in debt financing for working capital. We expect that the $200,000 in debt financing will be a private placement to individual investors of short term notes personally guaranteed by management.

Third Quarter 2007

During this quarter, we will continue to review potential real estate acquisitions and seek investment partners in order to raise the necessary funds to acquire any real estate. Such partners include banks, investment funds and broker-dealers, and management intends to utilize its significant contacts among these entities to facilitate such a relationship. We have no potential investment partners or potential acquisitions at this time nor have we entered into any discussions with any such potential partners. The funding of the cash required to consummate any acquisition will likely consist of a private placement of debt and/or our equity securities possibly through the assistance of a broker-dealer. We intend to sell only shares of Class A Common Stock or securities that are convertible into shares of Class A Common Stock and accordingly we believe that such a placement would not result in any change in our control. However, the specific amount, timing and terms of any such placement will not be known until an agreement has been executed by us and by any potential investment partner.

Fourth Quarter 2007

We will continue to seek out opportunities to acquire real estate and intend to enhance our capabilities by adding personnel or entering into joint ventures with other similar firms. We intend to raise an additional $300,000 through debt or equity financing to support our efforts to hire additional staff during this period. Such additional staff will assist us with respect to our real estate activities.

If we have executed a purchase agreement to acquire real estate we will work with our investment partner to raise the necessary financing to consummate the acquisition.

First Quarter 2008

If we have not already completed the financing transaction during the third quarter, we intend to close on such additional financing for working capital and corporate overhead. We will also take steps to increase our staff during this period. We intend to actively recruit new board members with appropriate experience and hire a corporate staff including a chief financial officer.

Results of Operations

For the three months ended March 31, 2007 and 2006

Revenues

We derive revenue from consulting fees received from one customer. For the three months ended March 31, 2007 our revenue decreased by $ 8,000to $1,000 as compared to $ 9,000 for the year ended March 31, 2006.

Operating Expenses

Our net loss from operations for the three month period ending March 31, 2006 was $25,755 as compared to net loss from operations for the three month period ending March 31, 2007 of $142,801. The increase in net loss from operations was due to an increase in professional fees, general and administrative expenses, and depreciation.

        Total Operating Expenses for the three months ended March 31, 2007 were $143,801, an increase of $109,046 as compared to $34,755 for the period ended March 31, 2006, resulting in a net loss of $165,812. Operating expenses of $143,801for the three months consisted of $ 53,239 for professional fees, $24,620 for general and administrative expense and $65,942 of compensation expense. The cost and expenses for the quarter were attributable primarily to professional fees of $ 24,620 incurred in connection with the preparation of the Company’s financial statements and $65,942 for management’s salaries pursuant to the employment agreement with Mr. Patrizio which provides for an annual salary of $250,000.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by the consulting fees it receives along with its previous financing activities. At March 31, 2007, the Company had cash of $ 37,127. In August and May 2006 we completed a private placement to investors in the amounts of $250,000 and $25,000, respectively. The Company drew down on a $50,000 credit line from the Bank of New York in July 2006 and received a $50,000 term loan from the Bank of New York in April 2006.

Two subsidiaries of the Company each entered into $100,000 lines of credit with Signature Bank which are guaranteed by the Company and there is $14,472 and $13,601 outstanding under them as of the date hereof.
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

On February 1, 2007 we sold 30,900 registered shares of Class A Common Stock to Dutchess Private Equities Fund, LP under the Investment Agreement for $5,284.

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

        As reflected in the accompanying audited financial statements, we are in the development stage, has an accumulated deficit from inception of $ 573,161, negative working capital of $ 363,352, and has a negative cash flow from operations of $417,848 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On February 1, 2007 we sold 30,900 registered shares of Class A Common Stock to Dutchess Private Equities Fund, LP under the Investment Agreement for $5,284.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On February 12, 2007, we issued a total of 50,000 Class A common shares to the following: Gerald Amato-46,500 shares and Stephen Booke-3,500 shares for consulting services rendered. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.     Other Information.

Letter of Intent

On January 12, 2007, we entered into a Letter of Intent to acquire eighty (80%) percent of the outstanding shares of common stock of Metropolitan Computing Corp. (“MCC”) for a total of $800,000 from its current owner and President, Michael Levin (“Seller”). MCC was established in 1985 and is active in the design, development, and marketing of instrumentation equipment for the pharmaceutical industry. The MCC product line includes transducers for measuring compression and other forces on tablet press machines, as well as sensors for torque or power consumption on mixing and granulating equipment. MCC serves all market segments of instrumentation and data acquisition systems for pharmaceutical solid dosage research and development (R&D), scale-up and production. MCC already has a substantial user base including Fortune 500 companies.

New Subsidiaries

On January 16, 2007, we created two wholly-owned subsidiaries, Bedminster Capital Corp. and Bedminster Financial Corp., both Nevada corporations.

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

Bedminster Capital Corp has entered into a management services agreement with Apogee Holdings Inc. (a company controlled by our President and majority stockholder of our parent) that became effective March 1, 2007. The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually. In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company. 40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price. Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares.

Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time. As of March 31, 2007, the Company has paid $10,000 and Apogee has waived $10,000 under the management agreement.

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

Bedminster Financial Corp has entered into a management services agreement with Apogee Holdings Inc that became effective March 1, 2007. The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually. In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company. 40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price. Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares. Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time.

Item 6.     Exhibits and Reports of Form 8-K.

(a)  Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

 (b)  Reports of Form 8-K

On January 16, 2007, the Company filed a Form 8-K to disclose the letter of intent with Metropolitan Computing Corp.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BEDMINSTER NATIONAL CORP.
Registrant

Date: May 15, 2007	By: /s/ Paul Patrizio
Paul Patrizio
President, Chief Executive Officer,
Chairman of Board of Directors