Form 10QSB
period 2007-06-30
BEDMINSTER NATIONAL CORP
filed 2007-08-16
CIK 1334314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007.
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

Yes              ☒                                No                       ☐

State the number of shares outstanding of each of the issuer's classes of Class A Common Stock and Class B Common Stock, as of August 16, 2007 are 8,505,900shares of Class A Common Stock and 2,154,000 shares of Class B Common Stock.

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

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007
Unaudited

ASSETS

CURRENT ASSETS
Cash	$27,516
Total Current Assets	27,516

Property, Plant, and Equipment (net of depreciation of $432)	1,398

OTHER ASSETS
Deposits	1,300
Total Other Assets	$1,300

TOTAL ASSETS	30,214

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$122,109
Accrued interest	3,486
Lines of Credit - current portion	54,763
Note payable - current portion	5,959
Convertible notes payable net of discount of $39,722 - stockholder	310,279
Total Current Liabilities	496,596

OTHER LIABILITIES
Lines of Credit - net of current portion	129,584
Note Payable - net of current portion	38,728
Total Other Liabilities	168,312

TOTAL LIABILITIES	664,908

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding, respectively	-
Common stock – Class A, $0.0001 par value, 200,000,000 shares authorized, 6,630,900 shares issued and outstanding	663
Common stock – Class B, $0.0001 par value, 3,000,000 shares authorized, 2,154,000 shares issued and outstanding	215
Additional paid in capital	291,906
Accumulated deficit during development stage	(927,478)
Total Stockholders’ Deficit	(634,694)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$30,214

See Notes to Unaudited Financial Statements.

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	For the three Months Ended June 30, 2007 Consolidated	For the three Months ended June 30, 2006	For the six Months Ended June 30, 2007 Consolidated	For the six Months ended June 30, 2006	For the Period from April 22, 2005 (Inception) to June 30, 2007 Consolidated

REVENUES	$500	$9,000	$1,500	$18,000	$35,000

OPERATING EXPENSES
Professional fees	230,088	5,000	283,327	20,000	371,520
Officer Compensation	64,900	9,041	130,842	26,190	303,908
General and administrative	28,577	69,158	53,197	71,764	197,238
Total Operating Expenses	323,565	83,199	467,366	117,954	872,666

LOSS FROM OPERATIONS	(323,065)	(74,199)	(465,866)	(99,954)	(837,666)

OTHER INCOME (EXPENSE)
Interest	(31,252)	(1,991)	(53,743)	(1,991)	(88,542)
Total Other Income (Expense)	(31,252)	(1,991)	(53,743)	(1,991)	(88,542)

NET LOSS BEFORE INCOME TAXES	(354,317)	(76,190)	(519,609)	(101,945)	(926,208)

Provision for Income Taxes	-	-	520	750	1,270

NET LOSS	(354,317)	(76,190)	(520,129)	(102,695)	(927,478)

Net loss per share - basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.01)	$(0.12)

Weighted average number of shares outstanding during the period - basic and diluted	8,727,726	7,757,956	8,654,766	7,736,099	7,948,614

See Notes to Unaudited Financial Statements.

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM APRIL 22, 2005 (INCEPTION) TO JUNE 30, 2007
Unaudited

	Preferred Stock		Common Stock _A		Common Stock -B			Subscription	Accum
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Receivable	Deficit	Total

Common stock issued to
founders for cash ($0.0001/share)	-	$-	5,000,000	$500	2,000,000	$200	$4,300	$(4,500)	$-	$500

Common stock issued
for cash ($0.10/share)	-	-	235,000	24	94,000	9	23,467	-	-	23,500

Common stock issued for services ($0.10/share)	-	-	275,000	27	110,000	11	27,462	-	-	27,500

Conversion of Class B shares to
Class A Shares	-	-	-	-	-	-	-		-	-

In-Kind Contribution of services	-	-	-	-	-	-	5,000	-	-	5,000

Cash collected on subscription rec	-	-	-	-	-	-	-	4,500	-	4,500

Common Stock issued for Services ($0.10 per share)	-	-	-	-	-	-	-	-	-	-

Net loss for the period April 22, 2005
(inception) to December 31, 2005	-	-	-	-	-	-	-	-	(51,666)	(51,666)

Balance December 31, 2005	-	-	5,510,000	$551	2,204,000.00	$220	$60,229	-	$(51,666)	$9,334

Common Stock issued for cash($0.10 per share)	-	-	550,000	55	-	-	54,945			55,000

Conversion of Class B shares to Class A shares	-	-	48,000	5	(48,000.00)	(5)	-	-	-	-

In-Kind contribution of services	-	-	-	-	-	-	20,000	-	-	20,000

Common stock issued for services ($0.10 per share)	-	-	260,000	26			25,974		-	26,000

Net loss for the year ended December 31, 2006	-	-	-	$-	-	-	-	-	$(355,683)	(355,683)

Balance, December 31, 2006	-	-	6,368,000	637	2,156,000	215	$161,148	-	$(407,349)	$(245,349)

Common stock issued for cash	-	-	30,900	3	-	-	5,281	-	-	5,284
($0.17 per share)

Common stock issued for cash	-	-	150,000	15	-	-	37,485	-	-	37,500
($0.25 per share)

Conversion of Class B shares to
Class A Shares	-	-	2,000	-	(2,000)	-		-	-	-

In-kind contribution of services	-	-	-	-	-	-	80,000	-	-	80,000

Common Stock issued for Services ($0.10 per share)	-	-	80,000	8	-	-	7,992	-	-	8,000

Net loss for the six months
ended June 30, 2007	-	-	-	-	-	-	-	-	(520,129)	(520,129)

(Consolidated) Balance June 30, 2007	-	-	6,630,900	$663	2,154,000	$215	$291,906	-	$(927,478)	$(634,694)

See Notes to Unaudited Financial Statements.

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	For the Six Months Ended June 30, 2007 Consolidated	For the Six Months Ended June 30, 2006	For the Period from April 22, 2005 (Inception) to June 30, 2007 Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(520,129)	$(102,695)	$(927,478)
Adjustments to reconcile net loss to net cash used in operating activities:
depreciation	305	-	432
amortization of note payable discount	32,431	1,042	52,779
Stock issued for services	8,000	-	61,500
In-kind contribution of services	80,000	20,000	105,000
Changes in operating assets and liabilities:	-	-	-
Increase in accounts payable and accrued expenses	106,426	11,891	122,109
Increase in deposits	(900)	-	(1,300)
Increase in prepaids	-	(1,708)	-
Increase in accrued interest	1,117	-	3,486
Net Cash Used In Operating Activities	(292,750)	(71,470)	(583,472)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(1,830)
Net Cash Used In Investing Activities	-	-	(1,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	42,784	5,000	126,284
Proceeds on notes payable	-	70,000	47,495
Repayment of notes payable	(2,808)	-	(2,808)
Proceeds on convertible notes payable - shareholder	37,500	-	257,500
Proceeds from lines of credit	131,938	786	184,347
Proceeds from stockholder loans	-	-	699
Repayment of stockholder loans	-	-	(699)

Net Cash Provided By Financing Activities	209,414	75,786	612,818

NET INCREASE (DECREASE) IN CASH	(83,336)	4,316	27,516

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,852	12,698	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,516	$17,014	$27,516

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

(B) Organization

Bedminster National Corp. (a development stage company) was incorporated under the laws of the State of Delaware on April 22, 2005 and reincorporated in the State of Nevada on October 20, 2006.  On January 18, 2007, Bedminster National Corp. established two wholly owned subsidiaries (Bedminster Capital Corp. a real estate management company and Bedminster Financial Corp an investment management company) in the State of Nevada.  Bedminster National Corp was organized to provide management consulting services and intends to acquire profitable and near term profitable small and medium sized businesses.  Bedminster National Corp and its two wholly owned subsidiaries are here after referred to as the “Company.” Activities during the development stage include developing the business plan and raising capital.

Bedminster Capital Corp’s (“BCC”) principal business is the ownership and management of real estate.  BCC will buy, manage, operate, rehabilitate and dispose of real property of various types and descriptions, and engage in such other business and investment activities as would benefit the Company and its shareholders.  BCC will seek income producing commercial or residential property and all of the Company’s properties will be managed by professional third party property management companies.

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

(E) Principles of Consolidation

The 2006 financial statements include the accounts of Bedminster National Corp.  The 2007 consolidated financial statements include the accounts of Bedminster National Corp. and its two wholly owned subsidiaries Bedminster Financial Corp. and Bedminster Capital Corp. from January 18, 2007 to June 30, 2007.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(L) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of June 30, 2007 and 2006, there were 700,000 and 50,000 shares, respectively that are issuable upon conversion of the convertible notes payable, that were not included in dilutive net loss per share as the effect was anti-dilutive.

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

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18,“Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(N) Recent Accounting Pronouncements

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

During 2007, the Company issued 150,000 shares of Class A stock for cash of $37,500 ($0.25 per share)

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

During 2007, a company related to the principal stockholder of the Company contributed services with a fair value of $80,000.

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

On February 2, 2007, 50,000 shares with a fair value $5,000 ($0.10 per share) of Class A common stock was issued to two principals of our investor relations firm for services.

On April 1, 2007, the Company issued 30,000 shares Class A shares to a consultant as a retainer pursuant to a consulting agreement. The agreement is for a term of six months to provide financial  advisory services.  The agreement also calls for a fee of 10% of all investment proceeds received by the Company either directly or indirectly as a result of the consultant’s efforts.  In addition, the consultant is also entitled to warrants equal to 10% of the shares sold or that would be issued upon conversion of any convertible securities.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

(D) Conversion of Class A to Class B

During 2006 stockholders converted 48,000 shares of Class B shares to 48,000 Class A shares.

On May 7, 2007, a stockholder converted 2,000 Class B shares to 2,000 Class A shares.

NOTE 3	RELATED PARTY TRANSACTIONS

The Company has entered into an employment agreement with the sole officer of the Company that became effective May 1, 2006.  The employment agreement ends December 31, 2015 and calls for an annual salary of $250,000 (which amount shall be increased by $35,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $10,000,000 and there after increase by an additional $25,000 for each proforma revenue increase of $10,000,000), which salary shall increase by no less then 5% annually.  In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year’s salary. In addition the CEO will receive a $600 per month automobile allowance, $100 cellular telephone allowance, a $200 home office allowance and a professional fee allowance of $100 per month.  The CEO will also earn an annual bonus of 10% of the annual adjusted EBITDA earnings.  The Bonus will be paid 65% in cash and 35% in common shares – A class at the annual average stock price.  The CEO is also entitled to all employee benefits and life insurance in the amount of $3,000,000.  The agreement also calls for the CEO to receive a lump sum payment of 300% of hiss annual salary upon death or termination during the term of the agreement.

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

The Company’s Subsidiary, Bedminster Capital Corp. has entered into a management services agreement with Apogee Holdings Inc. (a company controlled by our President and majority stockholder of our parent) that became effective March 1, 2007.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually.  In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company.  40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price.  Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares.  Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time.  As of June 30, 2007, the Company has paid $40,000 and Apogee has waived $40,000 under the management agreement.

The Company’s Subsidiary, Bedminster Financial Corp. has entered into a management services agreement with Apogee Holdings Inc that became effective March 1, 2007.   The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually.  In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company.  40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price.  Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares.  Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time. As of June 30, 2007, the Company has paid $40,000 and Apogee has waived $40,000 under the management agreement.

During 2007, the Company entered into convertible notes payable transactions with stockholders for $75,000 (See note 7).

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 4	CONCENTRATIONS

One customer of the Company represented 100% of all of the revenue for the six months ended June 30, 2007 and 2006.

NOTE 5	LINES OF CREDIT

In March 2006, Bank of New York bank approved a $50,000 line of credit for the Company.  The line provides an interest rate of 1.5% above the prime rate (9.75% as of June 30, 2007) on all outstanding amounts and requires monthly payments of 1/60 of all principal amounts outstanding under the line plus interest.  The sole officer has personally guaranteed the line and there is $50,131 outstanding under the line as of the date hereof.

In January 2006, Signature Bank approved a $50,000 line of credit for the Company.  The line provides an interest rate of 1% above the prime rate (9.25% as of June 30, 2007) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The CEO has personally guaranteed the line and there is $48,814 outstanding under the line as of the date hereof.

In January 2007, Signature Bank approved a $100,000 line of credit for the Company’s Subsidiary, Bedminster Financial Corp.  The line provides an interest rate of 1% above the prime rate (9.25% as of June 30, 2007) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The parent has guaranteed the line and there is $42,701 outstanding under the line as of the date hereof.

In January 2007, Signature Bank approved a $100,000 line of credit for the Company’s Subsidiary, Bedminster Capital Corp.  The line provides an interest rate of 1% above the prime rate (9.25% as of June 30, 2007)on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The parent has guaranteed the line and there is $42,701 outstanding under the line as of the date hereof.

NOTE 6	NOTE PAYABLE

In May 2006, Bank of New York bank approved a $50,000 loan for the Company.  The loan is payable over 84 months at a variable interest rate between 8.5% and 9.5%.  The Company has an outstanding balance as of June 30, 2007 of $44,687.  The loan is secured with all of the assets of the Company.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 7	CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

In May, 2006, a private placement to an investor was completed in the amount of $25,000 with interest payable (monthly in cash) at 10% percent per annum.  This investors received a one year Convertible Promissory Note in the amount of $25,000.  The Company also issued 50,000 shares of the Company’s common stock in accordance with the private placement memorandum.  The proceeds of the offering were allocated to the shares of common stock based on a recent cash offering price.  The Company recorded a discount on the note payable of $5,000.  The discount will be amortized over the life of the note.  The Company has agreed to register the common stock with the Securities and Exchange Commission within 180 days from closing of the offering.  As of August 15, 2007, the offering has not closed.

Notes payable – face value	$25,000
Notes payable – discount	-

Notes payable – net	$25,000

In August, 2006, a private placement to five investors was completed in the amount of $250,000 with interest payable (monthly in cash) at 10% percent per annum.  These investors received a one year Convertible Promissory Note in the total amounts of $250,000.  The Company also issued 500,000 shares of the Company’s common stock in accordance with the private placement memorandum.  The proceeds of the offering were allocated to the shares of common stock based on a recent cash offering price.  The Company recorded a discount on the note payable of $50,000.  The discount will be amortized over the life of the note.  The Company has agreed to register the common stock with the Securities and Exchange Commission within 180 days from closing of the offering.  As of August 15, 2007, the offering has not closed.
.

Notes payable – face value	$250,000
Notes payable – discount	8,194

Notes payable – net	$241,806

In May, 2007, a private placement to three investors was completed in the amount of $75,000 with interest payable (monthly in cash) at 10% percent per annum.  These investors received a one year Convertible Promissory Note in the total amounts of $75,000.  The Company also issued 150,000 shares of the Company’s common stock in accordance with the private placement memorandum.  The proceeds of the offering were allocated to the shares of common stock based on a recent cash offering price.  The Company recorded a discount on the note payable of $37,500.  The discount will be amortized over the life of the note.  The Company has agreed to register the common stock with the Securities and Exchange Commission within 180 days from closing of the offering.  As of August 15, 2007, the offering has not closed.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Notes payable – face value	$75,000
Notes payable – discount	31,528

Notes payable – net	$43,472

NOTE 8	COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

The Company has entered into an employment agreement with the sole officer of the Company that became effective May 1, 2006.  The employment agreement ends December 31, 2015 and calls for an annual salary of $250,000 (which amount shall be increased by $35,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $10,000,000 and there after increase by an additional $25,000 for each proforma revenue increase of $10,000,000), which salary shall increase by no less then 5% annually.  In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year’s salary. In addition the CEO will receive a $600 per month automobile allowance, $100 cellular telephone allowance, a $200 home office allowance and a professional fee allowance of $100 per month.  The CEO will also earn an annual bonus of 10% of the annual adjusted EBITDA earnings.  The Bonus will be paid 65% in cash and 35% in common shares – A class at the annual average stock price.  The CEO is also entitled to all employee benefits and life insurance in the amount of $3,000,000.  The agreement also calls for the CEO to receive a lump sum payment of 300% of his annual salary upon death or termination during the term of the agreement.

(B) Consulting Fee

In October 2006, the Board of Directors agreed to pay Apogee Partners Ltd. a fee of $200,000 in cash for arranging the Dutchess Equity Line.  A portion of such fee shall be paid from time to time only when the Board of Directors determines the Company has sufficient operating funds and only when there is an amount of operating funds remaining after such payment equal to any such payment.  Apogee is affiliated with our CEO Mr. Patrizio.  As of June 30, 2007 the Company paid $7,000.

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

The purchase price will be paid to the Seller in cash at closing (the “Closing”) however the Seller will lend $200,000 of the proceeds directly to MCC (“Loan”). The Loan will be unsecured and subordinated to all other debt and repaid from time to time over 5 years with 8% interest solely from the profits of MCC; however any outstanding amount due at the fifth anniversary will be forfeited and the Loan terminated. The Registrant will also provide a revolving credit line (“Line”) to MCC at Closing of four hundred thousand dollars ($400,000). The Line will provide for an interest rate of 8%, and interest and principal will be repaid annually. The Line will be secured by a pledge by the Seller of all of the shares of common stock continued to be held by the Seller after the Closing (the “Seller Shares”) and released upon full repayment of the Line. At any time after the third anniversary of the Closing provided that the Line has been repaid, the Seller may put the Seller Shares to the Registrant and the Registrant must purchase the Seller Shares at the Put Price. The Put Price is the per share amount based upon the average of two most recent years of MCC’s audited annual EBITDA multiplied by six (6) or $200,000, whichever is greater (the “Put Amount”). The Put Amount will be paid to the Seller in cash in three (3) equal annual payments. Also , the Registrant will enter into an Employment Agreement with the Seller which will provide for a five (5) year term and have mutually agreed to salary, benefits and other standard provisions including a non-compete clause.  This transaction closed on July 3, 2007.  See Note 12.

(D) Management Service Agreement

The Company via its subsidiary, Bedminster Capital Corp has entered into a management services agreement with Apogee Holdings Inc. (a company controlled by our President and majority stockholder of our parent) that became effective March 1, 2007.  The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of  the annual adjusted EBITDA based on the audited consolidated results of the Company.  40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price.  Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares.  Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time. As of June 30, 2007, the Company has paid $40,000 and Apogee has waived $40,000 under the management agreement.

(E) Real Estate Service Agreement

The Company via its subsidiary Bedminster Capital Corp has entered into a real estate consulting agreement with a real estate consulting group to provide support services to the Company regarding its real estate activities that became effective March 1, 2007.  The agreement is ongoing until cancelled by either party with 90 days written notice.  The agreement calls for initial payment of $2,000 upon signing the agreement and a 1.5% fee upon the successful purchase of each property, a .75% fee for each refinancing completed, a .5% fee of all gross renewal of all lease agreements,  a 1.25% fee of all new lease agreements, a 1% fee for all sales of property, and an initial $10,000 fee for the first property taken under management and a ongoing monthly fee of the greater of  1.75% of the gross rental income or $2,500 to manage the Company’s real estate.

(F) Management Service Agreement

The Company via its subsidiary Bedminster Capital Corp has entered into a management services agreement with Apogee Holdings Inc that became effective March 1, 2007.  The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually.  In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company.  40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price.  Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time. As of June 30, 2007, the Company has paid $40,000 and Apogee has waived $40,000 under the management agreement.

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

As reflected in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit from inception of $927,478, negative working capital of $469,080, and has a negative cash flow from operations of $583,472 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern (See Note 6 and 12).

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

	Consulting Services	Property Management	Investment Services	Total
For the six months ended June 30, 2007

Revenue	$1,500	$-	$-	$1,500
Net Loss from continuing operations	(315,227)	(98,854)	(106,049)	(520,129)
Depreciation	305	-	-	305
Assets	28,292	946	976	30,214

For the Period from April 22, 2005 (inception) to June 30, 2007

Revenue	$35,000	$-	$-	$35,000
Net Loss from continuing operations	(722,575)	(98,854)	(106,049)	(927,478)
Additions to capital assets	1,830	-	-	1,830
Depreciation	432	-	-	432

NOTE 12	SUBSEQUENT EVENTS

On July 3, 2007, the Company entered into a Stock Purchase Agreement (“Agreement”) with Metropolitan Computing Corporation, a New Jersey Corporation (“MCC”) and Owner (“Seller”) in which we acquired eighty (80%) percent of the issued and outstanding shares of MCC.  Pursuant to the Agreement, MCC became our subsidiary.  The closing of the transactions contemplated by the Agreement was subject to customary closing conditions, including the delivery of financial statements by MCC.  In consideration for the the purchase of the shares of MCC, the Company paid a total of Eight Hundred Thousand  Dollars ($800,000.00) plus 1,000,000 shares of our Class A Common Stock; provided, however, that such Purchase Price will be adjusted in accordance with terms of the Agreement.

Bedminster National Corp and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

The Company paid the Purchase Price in the following manner: (i) Three Hundred Thousand and 00/100 Dollars ($300,000.00) at Closing, and (ii) Three Hundred Thousand and 00/100 Dollars ($300,000.00)  by a Buyer Promissory Note delivered at the Closing, and (iii) an aggregate of Two Hundred Thousand and 00/100 Dollars and 1,000,000 shares of the Class A Common Stock  to be earned by Seller and paid by Buyer in accordance with the Agreement.  The Company used the proceeds from the July 3, 2007 Promissory Note with Dutchess Private Equities Fund, Ltd. for the initial payment to Seller.

On July 3, 2007, the Company issued to promissory note to Dutchess Private Equities Fund, Ltd. (the “Investor”) for $1,375,000 (“Face Amount”) which has a two-year term and bears annual interest at 12%.  The closing of and release of proceeds of the Promissory Note were subject to our completion of the acquisition of MCC and the transaction closed simultaneously. Pursuant to this Note, we are required to make mandatory payments to the Investor in the amount of $20,000 upon closing of the funding and then $30,000 on August 1, 2007, $40,000 on September 1, 2007, $50,000 per month for October 1, 2007 through June 1, 2008 and then $70,000 each month from July 1, 2008 until the face amount of the loan is paid in full.  In the event of default of this Note,  the Investor may declare the entire unpaid principal balance of this Note, together with interest accrued, immediately due and payable at the place of payment, without presentment, protest, notice or demand, all of which are expressly waived.  In addition, pursuant to the Note with the Investor, we issued 1,875,000 shares of Class A Common Stock and  we paid fees of $100,000 which was deducted from the proceeds of the Note.

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

Third Quarter 2007

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

Fourth Quarter 2007

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

Second Quarter 2008

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

Results of Operations

For the six months ended June 30, 2007 and 2006

Revenues

      We derive revenue from consulting fees received from one customer. For the six months ended June 30, 2007 our revenue decreased by $16,500 to $1,500 as compared to $18,000 for the six months  ended June 30, 2006.

Operating Expenses

Our net loss from operations for the six month period ending June 30, 2006 was $99,951 as compared to net loss from operations for the six month period ending June 30, 2007 of $465,866. The increase in net loss from operations was due to an increase in professional fees, general and administrative expenses, depreciation and management’s salary.

Total Operating Expenses for the six months ended June 30, 2007 were $467,366, an increase of $349,412 as compared to $117,954 for the period ended June 30, 2006, resulting in a net loss of $520,129. Operating expenses of $467,366 for the six months consisted of $283,327 for professional fees, $53,197 for general and administrative expense and $130,842 of compensation expense. The cost and expenses for the quarter were attributable primarily to professional fees of $230,088 incurred in connection with the preparation of the Company’s financial statements and $64,900 for management’s salaries pursuant to the employment agreement with Mr. Patrizio which provides for an annual salary of $250,000.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by the consulting fees it receives along with its previous financing activities. At June 30, 2007, the Company had cash of $27,516. In August and May 2006 we completed a private placement to investors in the amounts of $250,000 and $25,000, respectively. The Company drew down on a $50,000 credit line from the Bank of New York in July 2006 and received a $50,000 term loan from the Bank of New York in April 2006.

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

During 2007, the Company entered into a convertible note transaction with stockholders for $75,000.

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

 As reflected in the accompanying audited financial statements, we are in the development stage, has an accumulated deficit from inception of $927,478, negative working capital of $469,080, and has a negative cash flow from operations of $583,477 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Subsequent Event

On July 3, 2007, we entered into a Stock Purchase Agreement (“Agreement”) with Metropolitan Computing Corporation, a New Jersey Corporation (“MCC”) and Michael Levin (“Seller”) in which we acquired eighty (80%) percent of the issued and outstanding shares of MCC.  Pursuant to the Agreement, MCC became our subsidiary.  The closing of the transactions contemplated by the Agreement was subject to customary closing conditions, including the delivery of financial statements by MCC.  In consideration for the the purchase of the shares of MCC, we paid a total of Eight Hundred Thousand  Dollars ($800,000.00) plus 1,000,000 shares of our Class A Common Stock; provided, however, that such Purchase Price will be adjusted in accordance with terms of the Agreement.  We  paid the Purchase Price in the following manner: (i) Three Hundred Thousand and 00/100 Dollars ($300,000.00) at Closing, and (ii) Three Hundred Thousand and 00/100 Dollars ($300,000.00)  by a Buyer Promissory Note delivered at the Closing, and (iii) an aggregate of Two Hundred Thousand and 00/100 Dollars and 1,000,000 shares of the Class A Common Stock  to be earned by Seller and paid by Buyer in accordance with the Agreement.  The Company used the proceeds from the July 3, 2007 Promissory Note with Dutchess Private Equities Fund, Ltd. for the initial payment to Seller.

On July 3, 2007, we issued to promissory note to Dutchess Private Equities Fund, Ltd. (the “Investor”) for $1,375,000 (“Face Amount”) which has a two-year term and bears annual interest at 12%.  The closing of and release of proceeds of the Promissory Note were subject to our completion of the acquisition of MCC and the transaction closed simultaneously. Pursuant to this Note, we are required to make mandatory payments to the Investor in the amount of $20,000 upon closing of the funding and then $30,000 on August 1, 2007, $40,000 on September 1, 2007, $50,000 per month for October 1, 2007 through June 1, 2008 and then $70,000 each month from July 1, 2008 until the face amount of the loan is paid in full.  In the event of default of this Note, the Investor may declare the entire unpaid principal balance of this Note, together with interest accrued, immediately due and payable at the place of payment, without presentment, protest, notice or demand, all of which are expressly waived.  In addition, pursuant to the Note with the Investor, we issued 1,875,000 shares of Class A Common Stock and we paid fees of $100,000 which was deducted from the proceeds of the Note.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2007, the Company issued 150,000 shares of Class A common stock to the convertible note purchasers in a private offering for $75,000.  The Company also issued 30,000 shares of Class A Common Stock to Eric Anderson for consulting services rendered. In addition, one shareholder converted 2,000 Class B shares into 2,000 Class A shares. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Item 3.      Defaults Upon Senior Securities.

None

Item 4.      Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.       Other Information.

Item 6.       Exhibits and Reports of Form 8-K.

(a)        Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

 (b)        Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BEDMINSTER NATIONAL CORP.
Registrant

Date: August 16, 2007	By: /s/ Paul Patrizio
Paul Patrizio
President, Chief Executive Officer,
Chairman of Board of Directors