Form 10QSB
period 2007-09-30
BEDMINSTER NATIONAL CORP
filed 2007-12-07
CIK 1334314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
                                                     (Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007.
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

Yes ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of Class A Common Stock and Class B Common Stock, as of December 4, 2007 are 9,453,400 shares of Class A Common Stock and 2,154,000 shares of Class B Common Stock.

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

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2007

ASSETS

CURRENT ASSETS
Cash	$167,874
Accounts Receivable, net	194,990
Inventory, net	135,897
Other Current Assets	73,745

Total Current Assets	572,506

Property, Plant, and Equipment (net of depreciation)	4,084

OTHER ASSETS
Deposits	11,398
Customer List, Net	352,394
Technology rights, Net	270,417
Deferred Financing Costs, net	382,813
Total Other Assets	1,017,022

TOTAL ASSETS	$1,593,612

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$337,375
Accrued interest	14,318
Lines of Credit	214,255
Note payable - current portion	1,400,346
Convertible note payable - stockholder, net	264,826
Capital lease Payable	10,012
Total Current Liabilities	2,241,132

Minority Interest	66,482

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding, respectively	-
Common stock – Class A, $0.0001 par value, 200,000,000 shares authorized, 9,132,289 shares issued and outstanding	913
Common stock – Class B, $0.0001 par value, 3,000,000 shares authorized, 2,154,000 shares issued and outstanding	215
Additional paid in capital	697,627
Accumulated deficit	(1,412,757)

Total Stockholders’ Deficit	(714,002)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,593,612

See notes to Unaudited Financial Statements

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

REVENUES	$330,044	$5,000	$331,544	$23,000

Cost of Goods Sold	564,794	-	564,794	-

Gross Profit	(234,750)	5,000	(233,250)	23,000

OPERATING EXPENSES
Professional fees	117,501	20,364	202,406	61,547
Officer Compensation	132,259	-	263,101	-
Selling Expneses	24,713	-	24,713	-
General and administrative	70,050	85,369	118,445	162,139
Total Operating Expenses	344,523	105,733	608,665	223,686

LOSS FROM OPERATIONS	(579,273)	(100,733)	(841,915)	(200,686)

OTHER INCOME (EXPENSE)
Interest Expense	(185,328)	(10,668)	(237,393)	(12,659)
Interest Income	573	-	573	-
Total Other Income (Expense)	(184,755)	(10,668)	(236,820)	(12,659)

NET LOSS BEFORE INCOME TAXES	(764,028)	(111,401)	(1,078,735)	(213,345)

Provision for Income Taxes	2,924	-	3,444	750

NET LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(766,952)	(111,401)	(1,082,179)	(214,095)

Minority Interest Share of Loss	83,518	-	83,518	-

NET LOSS FROM CONTINUING OPERATIONS	(683,434)	(111,401)	(998,661)	(214,095)

DISCONTINUED OPERATIONS
Bedminster Capital Corp	(27,632)	-	(126,456)	-
Bedminster Financial Corp	(26,284)	-	(132,363)	-

NET LOSS	$(737,350)	$(111,401)	(1,257,480)	$(214,095)

Net loss per share - basic and diluted
Continuing operations	$(0.12)	$(0.01)	$(0.11)	$(0.03)
Discontinued operations	(0.01)	-	(0.03)	-
Net Loss per share - basic and diluted	$(0.13)	$(0.01)	$(0.14)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	5,615,765	7,927,043	9,083,091	7,785,795

See notes to Unaudited Financial Statements

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2007	For the nine Months Ended September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(998,661)	$(214,095)
Adjustments to reconcile net loss to net cash used in operating activities:
depreciation and amortization	11,199	-
amortization of note payable discount	54,687	6,598
Stock issued for services	19,000	-
Accretion of debt discount	169,824
Minority interest	(83,518)
In-kind contribution of services		20,000
Changes in operating assets and liabilities:		-
Increase in accounts receivable	(109,984)
Decrease in Inventory	24,621
Increase in accounts payable and accrued expenses	281,177	13,230
Decrease in prepaids	(58,469)	(1,708)
Increase in accrued interest	11,949	-
Net Cash Used In Operating Activities in continuing operations	(678,175)	(175,975)
Net Cash Used In Operating Activities in discontinuing operations	(183,323)	-
Net Cash Used in Operating Activities	(861,498)	(175,975)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition, net of cash received	(255,709)	-
Net Cash Used In Investing Activities	(255,709)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	31,784	55,000
Proceeds on notes payable	1,000,000	50,000
Repayment of notes payable	(81,524)	(1,147)
Proceeds on convertible notes payable - shareholder	37,500	220,000
Proceeds from lines of credit	192,479	51,935
Repayment of stockholder loans	-	(699)
Repayment of Capital Lease	(6,010)	-

Net Cash Provided By Financing Activities	1,174,229	375,089

NET INCREASE (DECREASE) IN CASH	57,022	199,114

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,852	12,698

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$167,874	$211,812

See notes to Unaudited Financial Statements

Bedminster National Corp and Subsidiaries
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

(B) Organization

Bedminster National Corp. was incorporated under the laws of the State of Delaware on April 22, 2005 and reincorporated in the State of Nevada on October 20, 2006.  On January 18, 2007, Bedminster National Corp. established two wholly owned subsidiaries (Bedminster Capital Corp, a real estate management company and Bedminster Financial Corp, an investment management company) in the State of Nevada.  On August 31, 2007, both entities were spun-off from Bedminster National Corp. as a dividend to shareholders. Bedminster National Corp was organized to provide management consulting services and intends to acquire profitable and near term profitable small and medium sized businesses. On July 3, 2007, Bedminster National Corp entered into a Stock Purchase Agreement (“Agreement”) with Metropolitan Computing Corporation, a New Jersey Corporation (“MCC”) and its principal shareholder (“Seller”) in which Bedminster National acquired eighty (80%) percent of the issued and outstanding shares of MCC.  MCC established in 1985, is active in the design, development, and marketing of instrumentation equipment for the pharmaceutical industry.  Bedminster National Corp and its 80% owned subsidiary are here after referred to as the “Company.”

As of July 3, 2007, The Company has begun its principal operations and is no longer considered a Development Stage Company.

Bedminster National Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

(E) Principles of Consolidation

The 2006 financial statements include the accounts of Bedminster National Corp.  The 2007 consolidated financial statements include the accounts of Bedminster National Corp. and its two wholly owned subsidiaries Bedminster Financial Corp., Bedminster Capital Corp. from January 18, 2007 to August 31, 2007, and its 80% owned subsidiary Metropolitan Computing Corporation from July 3, 2007 to September 30, 2007. The operations of BFC and BCC have been reclassified to Discontinued Operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Bedminster National Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(H) Business Segments

The Company’s operating segments are organized internally primarily by the type of services performed.  The Company has four operating segments:  consulting services, property management, investment services, and pharmaceutical instrumentation.  On August 31, 2007, the property management and investment services were spun-off into their own fully reporting entity and are no longer a wholly owned subsidiary of Bedminster National Corp.

(I) Revenue Recognition

Revenues include fees billed for consulting services on a month to month contract.  These revenues are recognized as the services are performed.  Revenues also include sales for pharmaceutical machines sold.  These revenues are recognized when the machine is delivered to the customer.

(J) Inventory

Inventory consists primarily of parts and work in process products held for sale.  Inventory, at year end, is stated at the lower of cost or market, with cost being determined on a first in/first out basis.  In accordance with APB 28 14(a), the Company uses estimated gross profit rates to determine costs of goods sold during interim periods. This is different than the method used at annual inventory dates. The Company performs physical inventory counts when calculating year end inventory values. Historically, this has not resulted in any material adjustment to the cost of goods sold.

Raw materials	$68,975
Work in Progress	66,922
Finished Goods	0
Total	$135,897

(K) Financial Instruments

The Company’s financial instruments consist of cash, notes payable, and lines of credit.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

Bedminster National Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(L) Long-Lived Assets

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

(M) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of September 30, 2007 and 2006, there were 500,000 and 0 shares, respectively that are issuable upon conversion of the convertible notes payable, that were not included in dilutive net loss per share as the effect was anti-dilutive.

(N) Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards (“SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to software, customer lists, covenant not to compete and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset, generally fifteen years.

(0) Recoverability of Intangible and Other Long Lived Assets

In accordance with SFAS No.142, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually or earlier in certain circumstances as required. The Company measures impairment losses by comparing carrying value to fair value. Fair value is determined using a price to sales multiple of comparable companies.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets used in operations are reviewed for impairment whenever events or change circumstances indicate that carrying amounts may not be recoverable. For such long-1ived assets, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between carrying amount and fair value.

Bedminster National Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(P) Stock-Based Compensation

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
Notes to Condensed Consolidated Financial Statements

(Q) Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Bedminster National Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 2      STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

During 2007, the Company issued 180,900 shares of Class A stock for cash of $42,784.

During 2007, the Company issued 132,500 shares of Class A stock for cash of $26,500 pursuant to the investment agreement in Note 9.

All issued and outstanding shares of Class A common stock and Class B common stock shall be identical and shall entitle the holders to the same rights and privileges except that the Class A shares have no voting rights.

( B) Common Stock Issued for Services

On February 2, 2007, 50,000 shares with a fair value $5,000 of Class A common stock was issued to two principals of our investor relations firm for services.

On April 1, 2007, the Company issued 30,000 shares Class A shares to a consultant pursuant to a consulting agreement with a fair value of $3,000.

During 2007, the Company issued 1,875,000 shares of Class A stock for a placement fee with a fair value of $337,500.

During 2007, the Company issued 50,000 shares of Class A stock for services with a fair value of $11,000.

During 2007, the Company issued 168,889 shares of Class A stock for services with a fair value of $42,222.

Bedminster National Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements

 C) Common Stock Issued for extension on notes payable

During 2007, the Company issued 275,000 shares of Class A stock with a fair value of $68,750 in exchange for one year extension on the notes payable.

( D) Conversion of Class A to Class B

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

In October 2006, the Board of Directors agreed to pay Apogee Partners Ltd. a fee of $200,000 in cash for arranging the Dutchess Equity Line.  A portion of such fee shall be paid from time to time only when the Board of Directors determines the Company has sufficient operating funds and only when there is an amount of operating funds remaining after such payment equal to any such payment.  Apogee is affiliated with our CEO Mr. Patrizio.  As of September 30, 2007 the Company paid $7,000.

During 2007, the Company entered into convertible notes payable transactions with stockholders for $75,000 (See note 7).

Bedminster National Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 4      CONCENTRATIONS

One customer of the Company represented 100% of all of the revenue for the nine months ended September 30, 2006.

NOTE 5      LINES OF CREDIT

In March 2006, Bank of New York bank approved a $50,000 line of credit for the Company.  The line provides an interest rate of 1.5% above the prime rate (9.75% as of September 30, 2007) on all outstanding amounts and requires monthly payments of 1/60 of all principal amounts outstanding under the line plus interest.  The sole officer has personally guaranteed the line and there is $49,728 outstanding under the line as of the date hereof.

In January 2006, Signature Bank approved a $50,000 line of credit for the Company.  The line provides an interest rate of 1% above the prime rate (9.25% as of June 30, 2007) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The CEO has personally guaranteed the line and there is $47,042 outstanding under the line as of the date hereof.

In 2004, PNC Bank approved a $50,000 line of credit for the Company’s subsidiary (MCC).  The line provides an interest rate of .75% over Prime (8.50 % at September 30, 2007) on all outstanding amounts.  $49,667 was outstanding under the line as of the date hereof.  Such line of credit is unsecured.

In 1999, Sovereign Bank approved a $50,000 line of credit for the Company’s subsidiary (MCC).  The line provides an interest rate of 1.49% over Prime (9.24 % at September 30, 2007) on all outstanding amounts.  $33,345 was outstanding under the line as of the date hereof.  Such line of credit is unsecured.

In 1998, Wachovia Bank approved a $35,000 line of credit for the Company’s subsidiary (MCC).  The line provides an interest rate that fluctuates with the prime rate (9.5% at September 30, 2007) on all outstanding amounts.  $34,472 was outstanding under the line as of the date hereof.  Such line of credit is unsecured.

Bedminster National Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 6      NOTES PAYABLE

In May 2006, Bank of New York bank approved a $50,000 loan for the Company.  The loan is payable over 84 months at a variable interest rate between 8.5% and 9.5%.  The Company has an outstanding balance as of September 30, 2007 of $42,303.  The loan is secured with all of the assets of the Company.

On July 3, 2007, the Company issued to promissory note to Dutchess Private Equities Fund, Ltd. (the “Investor”) for $1,375,000 (“Face Amount”) which has a two-year term and bears annual interest at 12%.  The closing of and release of proceeds of the Promissory Note were subject to our completion of the acquisition of MCC and the transaction closed simultaneously. Pursuant to this Note, we are required to make mandatory payments to the Investor in the amount of $20,000 upon closing of the funding and then $30,000 on August 1, 2007, $40,000 on September 1, 2007, $50,000 per month for October 1, 2007 through June 1, 2008 and then $70,000 each month from July 1, 2007 until the face amount of the loan is paid in full.  In the event of default of this Note, the Investor may declare the entire unpaid principal balance of this Note, together with interest accrued, immediately due and payable at the place of payment, without presentment, protest, notice or demand, all of which are expressly waived.  In addition, pursuant to the Note with the Investor, we issued 1,875,000 shares of Class A Common Stock with a fair value of $337,500 and paid fees of $100,000 which were deducted from the proceeds of the Note.  As of November 1, 2007, the Company is in default on this note.  The note payable is secured by the assets of the Company and its subsidiary (MCC).  Presently, management is in discussions with Dutchess Private Equities Fund, Ltd to renegotiate the loan.

Note Payable - Face	$1,297,720
Discount	(240,625)
Notes Payable –Net	$1,057,095

During the nine months ended September 30, 2007, the Company amortized $34,375 of notes payable discount.

On July 3, 2007, the Company issued a promissory note to the principal shareholder of MCC in the amount of $300,000 payable monthly over 36 months with an 8% interest rate. The Company has an outstanding balance as of September 30, 2007 of $300,000 and accrued interest of $3,180.  The lender has provided a waiver of default on this loan through September 30, 2007.  The note is currently in default

Bedminster National Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 7      CONVERTIBLE NOTES PAYABLE - SHAREHOLDER

In May, 2006, a private placement to an investor was completed in the amount of $25,000 with interest payable (monthly in cash) at 10% percent per annum.  This investors received a one year Convertible Promissory Note in the amount of $25,000.  The Company also issued 50,000 shares of the Company’s common stock in accordance with the private placement memorandum.  The proceeds of the offering were allocated to the shares of common stock based on a recent cash offering price.  The Company recorded a discount on the note payable of $5,000.  The discount will be amortized over the life of the note.  The Company has agreed to register the common stock with the Securities and Exchange Commission within 180 days from closing.  In September of 2007, the Company issued 25,000 class A shares of stock in exchange for a one year extension on the note payable.  Accordingly, the Company has recorded a discount on the note payable of $6,250.  The Company is currently in default of the agreement as the shares have not been registered.

Notes payable – face value	$25,000
Notes payable – discount	5,729

Notes payable – net	$19,271

In August, 2006, a private placement to five investors was completed in the amount of $250,000 with interest payable (monthly in cash) at 10% percent per annum.  These investors received a one year Convertible Promissory Note in the total amounts of $250,000.  The Company also issued 500,000 shares of the Company’s common stock in accordance with the private placement memorandum.  The proceeds of the offering were allocated to the shares of common stock based on a recent cash offering price.  The Company recorded a discount on the note payable of $50,000.  The discount will be amortized over the life of the note.  The Company has agreed to register the common stock with the Securities and Exchange Commission within 180 days from closing.  .  In September of 2007, the Company issued 250000 class A shares of stock in exchange for a one year extension on the note payable.  Accordingly, the Company has recorded a discount on the note payable of $62,500.

Bedminster National Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Notes payable – face value	$250,000
Notes payable – discount	57,292

Notes payable – net	$192,708

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

Notes payable – face value	$75,000
Notes payable – discount	22,153

Notes payable – net	$52,847

Bedminster National Corp and Subsidiaries
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

(B) Consulting Fee

In October 2006, the Board of Directors agreed to pay Apogee Partners Ltd. a fee of $200,000 in cash for arranging the Dutchess Equity Line.  A portion of such fee shall be paid from time to time only when the Board of Directors determines the Company has sufficient operating funds and only when there is an amount of operating funds remaining after such payment equal to any such payment.  Apogee is affiliated with our CEO Mr. Patrizio.  As of September 30, 2007 the Company paid $7,000.

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

Bedminster National Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The Company shall automatically withdraw that portion of the put notice amount, if the Market Price with respect to that Put does not meet the Minimum Acceptable Price.  The Minimum Acceptable Price is defined as seventy-five (75%) of the lowest closing bid price of the common stock for the three (3) trading days prior to the Put Date.  As of September 30, 2007, the Company has issued 132,500 shares and received proceeds of $26,500 under the agreement

NOTE 10    AQUISITION

On July 3, 2007, Bedminster National Corp entered into a Stock Purchase Agreement (“Agreement”) with Metropolitan Computing Corporation, a  New Jersey Corporation (“MCC”) and Seller in which we acquired eighty (80%) percent of the issued and outstanding shares of MCC.  In consideration for the purchase of the shares of MCC, we paid a total of Eight Hundred Thousand Dollars ($800,000.00) plus 1,000,000 shares of our Class A Common Stock; provided, however, that such Purchase Price will be adjusted in accordance with terms of the Agreement.  We paid the Purchase Price in the following manner: (i) Three Hundred Thousand and 00/100 Dollars ($300,000.00) at Closing, and (ii) Three Hundred Thousand and 00/100 Dollars ($300,000.00)  paid by a Buyer Promissory Note delivered at the Closing, and (iii) an aggregate of Two Hundred Thousand and 00/100 Dollars and 1,000,000 shares of our Class A Common Stock  to be earned by Seller and paid by Buyer in accordance with the Agreement.  The Company used the proceeds from the July 3, 2007 Promissory Note with Dutchess Private Equities Fund, Ltd. for the initial payment to Seller.

Bedminster National Corp also provided a revolving credit line (“Line”) to MCC at closing of four hundred thousand dollars ($400,000).  The Line provides for an interest rate of eight (8%) percent, and interest and principal will be repaid us annually.    At any time after the third anniversary of the Closing provided that the Line has been repaid, Seller may put his remaining shares of MCC (“Sellers’ Shares”) to us and we must purchase Seller’s Shares at the Put Price. The Put Price is the per share amount based upon the average of two most recent years of MCC’s audited annual EBITDA multiplied by six (6) and divided by five (5) or $200,000, whichever is greater (the “Put Amount”).  The Put Amount will be paid to Seller in cash in three (3) equal annual payments.   Also , we enter into an employment agreement with Seller which provides for a five (5) year term and  have  mutually agreed to salary, benefits and other standard provisions including a non-compete clause.

Bedminster National Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements

 The preliminary allocation of the total purchase price of MCC’s net tangible and identifiable assets was based on their estimated fair value as of July 3, 2007. The total purchase price of $ 600,000 has been allocated as follows:

80%
Purchased

CASH	$35,432
ACCOUNTS RECEIVABLE	68,004
INVENTORY	128,414
SECURITY DEPOSIT	8,790
EMPLOYEE LOAN RECEIVABLE	12,940
NET PROP AND EQUIP	2,270
CUSTOMER LIST	286,850
Patents and Trademark	220,000
$762,700

CURRENT LIABILITIES	162,704
LONG-TERM DEBT

PURCHASE PRICE	600,000

$762,700

Amortization related to the customer list and distribution agreement is approximately $32,228 per year for the next 15 years.

The following un-audited pro-forma summary presents the results of operations as if the MCC, Inc acquisition described above had occurred as of the beginning of each of the periods presented below and is not necessarily indicative of the results that would have occurred had the transactions been completed as of that date or results that may occur in the future.

Pro-forma results for the nine months ended 2007 are as follows:

Gross revenues	$1,093,362
Cost of Goods Sold	1,067,720
Total expenses	1,092,946

Net loss from continuing operations before minority interest	(1,067,304)
Minority interest share of loss	83,518

Net loss from continuing operations	(983,786)
Discontinued operations	(258,819)

Net loss	$(1,242,605)

Earnings per share	$(0.14)
Weighted average shares outstanding	9,083,091

NOTE 11    GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,412,757, negative working capital of $1,668,626, and has a negative cash flow from operations of $861,498 and is in default on two notes payable.  Presently, management is in discussions with Dutchess Private Equities Fund, Ltd to renegotiate its loan and has received a waiver through September 30, 2007 on the other loan in default.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Bedminster National Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern..

NOTE 12    BUSINESS SEGMENTS

During 2007, the Company’s Bedminster Financial, Bedminster Capital and Bedminster National segments do not meet the quantitative thresholds and have been combined in other segments.  During 2006, the Company only had one segment, consulting services.   The Company’s consulting segment provides business consulting services.   The Company’s MCC Segment is active in the design, development, and marketing of instrumentation equipment for the pharmaceutical industry.

For the nine months ended September 30, 2007	Other	MCC	TOTAL

Revenue	$1,500	$330,044	$331,544
Net loss from continuing operations	(664,529)	(334,132)	(998,661)

Assets	1,102,793	490,819	1,593,612
Depreciation and Amortization	457	10,742	11,199
Purchase of property and equipment	0	0	0

NOTE 13    SUBSEQUENT EVENTS

In October 2007, the Company issued 200,000 shares of Class A common stock for services with a fair value of $20,000 ($0.10/share).

In October 2007, the Company issued 5,000 shares of Class A common stock for $1,000 ($0.20/share).

In October 2007, the Company issued 20,000 shares of Class A common stock for $1,140 ($0.06/share).

In November 2007, the Company issued 15,000 shares of Class A common stock for $570 ($0.04/share).

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

On July 3, 2007, we entered into a Stock Purchase Agreement (the “Agreement”) with Metropolitan Computing Corporation, a New Jersey Corporation (“MCC”) from its owner (the “Seller”) in which we acquired eighty (80%) percent of the issued and outstanding shares of MCC.  Pursuant to the Agreement, MCC became our subsidiary.  The closing of the transactions contemplated by the Agreement was subject to customary closing conditions, including the delivery of financial statements by MCC.  In consideration for the purchase of the shares of MCC, we paid a total of Eight Hundred Thousand Dollars ($800,000.00) plus 1,000,000 shares of our Class A Common Stock; provided, however, that such Purchase Price will be adjusted in accordance with terms of the Agreement.  We paid the Purchase Price in the following manner: (i) Three Hundred Thousand and 00/100 dollars ($300,000.00) at Closing; and (ii) Three Hundred Thousand and 00/100 dollars ($300,000.00) by a Buyer Promissory Note delivered at the Closing; and (iii) an aggregate of Two Hundred Thousand and 00/100 dollars and 1,000,000 shares of the Class A Common Stock to be earned by Seller and paid by Buyer in accordance with the Agreement.  The Company used the proceeds from the July 3, 2007 Promissory Note with Dutchess Private Equities Fund, Ltd. for the initial payment to Seller.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our businesses and the implementation of our plan of operations in the business segments in which we conduct our activities:

Consulting Services

Fourth Quarter 2007

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

   First Quarter 2008

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

   Second Quarter 2008

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

Third Quarter 2008

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

MCC Activities

Fourth Quarter 2007

We intend to increase sales and marketing efforts for our MCC business.

First Quarter 2008

We intend to hire additional sales personnel for our MCC business.

Second Quarter 2008

We intend to increase the staff for research and development for our MCC business.

Third Quarter 2008

We intend to introduce new products for our MCC business and increase our sales and marketing efforts.

Results of Operations

For the nine months ended September 30, 2007 and 2006

Revenues

For the nine months ended September 30, 2007 our revenue increased by $308,544 to $331,544 as compared to $23,000 for the nine months ended September 30, 2006.  This was primarily attributable to the July 3, 2007 acquisition of MCC.

Operating Expenses

Our net loss from operations for the nine month period ending September 30, 2006 was $214,095 as compared to net loss from operations for the nine month period ending September 30, 2007 of $1,257,480.  This was primarily attributable to the July 3, 2007 acquisition of MCC.

Total Operating Expenses for the nine months ended September 30, 2007 were $608,665, an increase of $384,979 as compared to $223,686 for the period ended September 30, 2006.  This was primarily attributable to the July 3, 2007 acquisition of MCC.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by financing activities in the form of convertible notes and equity investments.  At September 30, 2007, the Company had cash of $167,874. In August and May 2006 we completed a private placement to investors in the amounts of $250,000 and $25,000, respectively. The Company drew down on a $50,000 credit line from the Bank of New York in July 2006 and received a $50,000 term loan from the Bank of New York in April 2006.

In January 2006, Signature Bank approved a $50,000 line of credit for the Company.  The line provides an interest rate of 1% above the prime rate (9.25% as of June 30, 2007) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The CEO has personally guaranteed the line and there is $47,042 outstanding under the line as of the date hereof.

In 2004, PNC Bank approved a $50,000 line of credit for the Company’s subsidiary (MCC).  The line provides an interest rate of .75% over Prime (8.50 % at September 30, 2007) on all outstanding amounts.  $49,667 was outstanding under the line as of the date hereof.  Such line of credit is unsecured.

In 1999, Sovereign Bank approved a $50,000 line of credit for the Company’s subsidiary (MCC).  The line provides an interest rate of 1.49% over Prime (9.24 % at September 30, 2007) on all outstanding amounts.  $33,345 was outstanding under the line as of the date hereof.  Such line of credit is unsecured.

In 1998, Wachovia Bank approved a $35,000 line of credit for the Company’s subsidiary (MCC).  The line provides an interest rate that fluctuates with the prime rate (9.5% at September 30, 2007) on all outstanding amounts.  $34,472 was outstanding under the line as of the date hereof.  Such line of credit is unsecured.

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

On July 3, 2007, the Company issued to promissory note to Dutchess Private Equities Fund, Ltd. (the “Investor”) for $1,375,000 (“Face Amount”) which has a two-year term and bears annual interest at 12%.  The closing of and release of proceeds of the Promissory Note were subject to our completion of the acquisition of MCC and the transaction closed simultaneously. Pursuant to this Note, we are required to make mandatory payments to the Investor in the amount of $20,000 upon closing of the funding and then $30,000 on August 1, 2007, $40,000 on September 1, 2007, $50,000 per month for October 1, 2007 through June 1, 2008 and then $70,000 each month from July 1, 2007 until the face amount of the loan is paid in full.  In the event of default of this Note, the Investor may declare the entire unpaid principal balance of this Note, together with interest accrued, immediately due and payable at the place of payment, without presentment, protest, notice or demand, all of which are expressly waived.  In addition, pursuant to the Note with the Investor, we issued 1,875,000 shares of Class A Common Stock with a fair value of $337,500 and paid fees of $100,000 which were deducted from the proceeds of the Note.  As of November 1, 2007, the Company is in default on this note.  The note payable is secured by the assets of the Company and its subsidiary (MCC).  Presently, management is in discussions with Dutchess Private Equities Fund, Ltd to renegotiate the loan.

On July 3, 2007, the Company issued a promissory note to the principal shareholder of MCC in the amount of $300,000 payable monthly over 36 months with an 8% interest rate. The Company has an outstanding balance as of September 30, 2007 of $300,000 and accrued interest of $3,180.  The lender has provided a waiver of default on this loan through September 30, 2007.  The note is currently in default

During 2007 we sold 132,500 registered shares of Class A Common Stock to Dutchess Private Equities Fund, LP under the Investment Agreement for $26,500.

During 2007, the Company entered into a convertible note transaction with stockholders for $75,000.

The Company is currently in default on two notes relating to the acquisition of MCC: the Note to the Seller and the Promissory Note to Dutchess.  The Company has received a waiver of default on the Seller Note and management is in discussions with Dutchess to renegotiate the terms of the Promissory Note with Dutchess.

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

We plan to establish a source of revenues sufficient to cover our operating costs by acquiring additional companies that are generating positive cash flows from operating activities either at acquisition or projected to do so in the future, thereby furthering the objective of becoming profitable and generating positive cash flow from operating activities on a consolidated basis.  The funds needed to continue operations over the next twelve months will be raised from accredited investors and/or institutional investors as in the previous financings.  During this period, the Company will attempt to reduce or defer expenses until such time as the capital is available.

Our need for capital may change dramatically as a result of any additional business acquisition or combination transaction.  There can be no assurance that we will identify any additional suitable business, product, technology or opportunity in the future.  Further, even if we locate a suitable target, there can be no assurance that we would be successful in consuming any acquisition or business consolidation on favorable terms or that we will be able to profitably manage the business, product, or technology, if acquired or otherwise engaged.  The Company intends to acquire cash flow positive companies of such size or number that will allow it to continue as a going concern.  If we are unable to obtain debt and/or equity financing on reasonable terms, we could be forced to delay or scale back our plans for expansion.  Consequently, there is substantial doubt about our ability to continue as a going concern.

Management intends to ask pertinent questions of the proposed candidates or opportunities in the course of its diligence phase.  Management will rely heavily on a business plan, financial statements and projections, and management’s views of the future.  Unless something comes to management’s attention, as a result of its review of the proposed candidate’s audited financial statements, which causes us to have serious concerns on the viability or integrity of the financial records and business projections, which would result in a disqualification of such candidate, a transaction would be approved by the Board of Directors.  When a transaction requires shareholder approval, a shareholder meeting must be held and a shareholder vote taken.  A proxy statement would be mailed to each shareholder informing them of the meeting and requesting their vote.  However, in lieu of holding a meeting, a majority of shareholders may sign a Shareholder’s Resolution approving such transaction.  If a meeting is not held, an information statement must be mailed to all of its shareholders informing them of the action taken by the majority shareholders.

As reflected in the accompanying financial statements, we have an accumulated deficit from inception of $1,412,757 and has a negative cash flow from operations of $861,498. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During 2007 we sold 132,500 registered shares of Class A Common Stock to Dutchess Private Equities Fund, LP under the Investment Agreement for $26,500.

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

On July 3, 2007, we issued a promissory note to Dutchess Private Equities Fund, Ltd. (the “Investor”) for $1,375,000 (“Face Amount”) which has a two-year term and bears annual interest at 12%.  The closing of and release of proceeds of the Promissory Note were subject to our completion of the acquisition of MCC and the transaction closed simultaneously. Pursuant to this Note, we are required to make mandatory payments to the Investor in the amount of $20,000 upon closing of the funding and then $30,000 on August 1, 2007, $40,000 on September 1, 2007, $50,000 per month for October 1, 2007 through June 1, 2008 and then $70,000 each month from July 1, 2008 until the face amount of the loan is paid in full.  In the event of default of this Note, the Investor may declare the entire unpaid principal balance of this Note, together with interest accrued, immediately due and payable at the place of payment, without presentment, protest, notice or demand, all of which are expressly waived.  In addition, pursuant to the Note with the Investor, we issued 1,875,000 shares of Class A Common Stock and we paid fees of $100,000 which was deducted from the proceeds of the Note.  During the nine months ended September 30, 2007, we amortized $34,375 of the discount on the Promissory Note.  The Company is currently in default on this Promissory Note as of November 1, 2007; however; management is in discussion with Dutchess to renegotiate the terms of this Note.

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

Revenues include fees billed for consulting services on a month to month contract. These revenues are recognized as the services are performed. Revenues include fees billed for consulting services on a month to month contract. These revenues are recognized as the services are performed.  Revenues include fees billed for consulting services on a month to month contract.  These revenues are recognized as the services are performed.  Revenues also include sales for pharmaceutical machines sold.  These revenues are recognized when the machine is delivered to the customer.

Inventory consists primarily of parts and work in process products held for sale.  Inventory, at year end, is stated at the lower of cost or market, with cost being determined on a first in/first out basis.  In accordance with APB 28 14(a), the Company uses estimated gross profit rates to determine costs of goods sold during interim periods. This is different than the method used at annual inventory dates. The Company performs physical inventory counts when calculating year end inventory values. Historically, this has not resulted in any material adjustment to the cost of goods sold.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company  in the reports that we file or submit under the Exchange Act is accumulated and communicated to  management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As part of our evaluation of our disclosure controls and procedures as of September 30, 2007, management considered the impact of weaknesses in our disclosure controls and procedures that were a potential cause for errors.  These weaknesses were as follows:

▪	we lacked sufficient accounting personnel;
▪	we lacked sufficient controls over payroll processing; and
▪	we lacked sufficient controls over reconciliations of vendor payables.

The Company intends to institute additional policies to improve our disclosure controls and procedures. These include but are not limited to:

1)	hiring additional full-time accounting personnel for both the parent company and its subsidiaries to adequately address the deficiencies; and

2)	increasing the hours worked by our part-time accounting staff.

We believe that the implementation of these steps and others will allow us, in the future, to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder.

Other than the matters discussed above, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the first nine months of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During August 2007, the Company issued 250,000 shares of Class A stock for consulting services.  In addition, the Company issued 50,000 shares of Class A stock to Anslow & Jaclin, LLP in consideration for services rendered.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

During September 2007, the Company issued 275,000 shares of Class A stock with a fair value of $68,750 in exchange for one year extension on the notes payable.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

In addition, pursuant to the transaction with Dutchess, we issued 1,875,000 shares of Class A Common Stock with a fair value of $337,500 and paid fees of $100,000 which were deducted from the proceeds of the Note.

Item 3.      Defaults Upon Senior Securities.

None

Item 4.      Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.       Other Information.

Item 6.       Exhibits and Reports of Form 8-K.

(a)        Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

 (b)        Reports of Form 8-K

   On July 10, 2007, the Company filed an 8K based on the acquisition of Metropolitan Computing Corporation.

   On July 11, 2007, the Company filed an amended 8K based on the acquisition of Metropolitan Computing Corporation.

                   On September 4, 2007, we filed an 8k based upon the spin off of Bedminster Financial Corp. and Bedminster Capital Corp.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BEDMINSTER NATIONAL CORP.
Registrant

Date: December 5, 2007	By: /s/ Paul Patrizio
Paul Patrizio
President, Chief Executive Officer,
Chairman of Board of Directors