Form 10KSB
period 2007-12-31
BEDMINSTER NATIONAL CORP
filed 2008-04-15
CIK 1334314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-KSB
_________________________________

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number  000-52191

BEDMINSTER NATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-2779605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Washington Valley Road, Bedminster, New Jersey	07921
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(908) 719-8940

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Class A Common Stock, par value $.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  o  No  ☒

State issuer’s revenues for its most recent fiscal year. $717,334

Aggregate market value of the Class A Common Stock held by non-affiliates of the Company as of December 31, 2007: $ 94,618

Number of shares of the registrant’s common stock outstanding as of April 11, 2008:  9,730,900 shares of Class A Common Stock and 2,154,000 shares of Class B Common Stock.

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “BMSTA”, or "Company" refer to the consolidated operations of Bedminster National Corp., a Nevada corporation.
.
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

PART I

Item 1.                       Description of Business.

General

Bedminster National Corporation (“Bedminster” or the “Company”) was incorporated in Delaware on April 22, 2005 and reincorporated in Nevada in January 2006.  The Company began by providing management consulting services to third party companies, but is currently a holding company seeking to create stockholder value through ownership and management of operating businesses to whom we can provide growth capital and strategic management expertise.  Each operating entity will function in an entrepreneurial environment as quasi-autonomous enterprises and we will partner with the management teams of each subsidiary to motivate them to enhance the performance of the operating business.

The Company intends to seek acquisition opportunities in any industry, primarily looking for companies that are in need of growth capital and are being sold at attractive prices, but specifically where there is an opportunity to partner with operating management.  Accordingly, we intend to delegate responsibilities for managing each acquired subsidiary to competent and motivated managers at our operating subsidiaries, set management goals for our operating units, ensure that our managers are provided with incentives to meet these goals, and monitor their progress.  We do not intend to use any equity or debt raised in order to build significant infrastructure for any of our acquired subsidiaries, but will deploy some capital to enhance their growth if necessary.  In identifying possible acquisitions, we intend to seek assets and companies that are selling at what we believe to be attractive prices.

On July 3, 2007, we entered into a Stock Purchase Agreement (“Agreement”) with Metropolitan Computing Corporation, a New Jersey Corporation (“MCC”) and Michael Levin (“Seller”), in which we acquired eighty (80%) percent of the issued and outstanding shares of MCC.  Pursuant to the Agreement, MCC became a subsidiary of the Company.

The closing of the transaction described in the Agreement was subject to customary closing conditions, including the delivery of audited financial statements by MCC.  In consideration for the purchase of the shares of MCC, we paid a total of Eight Hundred Thousand Dollars ($800,000.00) plus 1,000,000 shares of our Class A Common Stock; provided, however, that such Purchase Price will be adjusted in accordance with terms of the Agreement.  We paid the Purchase Price in the following manner: (i) Three Hundred Thousand and 00/100 Dollars ($300,000.00) at Closing, and (ii) Three Hundred Thousand and 00/100 Dollars ($300,000.00) by a Buyer Promissory Note delivered at the Closing, and (iii) an aggregate of Two Hundred Thousand and 00/100 Dollars and 1,000,000 shares of the Class A Common Stock to be earned by Seller and paid by Buyer in accordance with the Agreement.  At December 31, 2007, the Company does not anticipate the seller earning these additional amounts due under contract and has accordingly not recorded the contingent purchase price.  The Company used the proceeds from the July 3, 2007 Promissory Note with Dutchess Private Equities Fund, Ltd. for the initial payment to Seller.

On July 3, 2007, we issued a promissory note to Dutchess Private Equities Fund, Ltd. (the “Investor” or “Dutchess”) for $1,375,000 (“Face Amount”) which has a two-year term and bears annual interest at 12%.  The closing of and release of proceeds of the Promissory Note were subject to our completion of the acquisition of MCC and the transaction closed simultaneously. Pursuant to this Note, we are required to make mandatory payments to the Investor in the amount of $20,000 upon closing of the funding and then $30,000 on August 1, 2007, $40,000 on September 1, 2007, $50,000 per month for October 1, 2007 through June 1, 2008 and then $70,000 each month beginning July 1, 2008 until the face amount of the loan is paid in full.  In the event of default of this Note, the Investor may declare the entire unpaid principal balance of this Note, together with interest accrued, immediately due and payable at the place of payment, without presentment, protest, notice or demand, all of which are expressly waived.  In addition, pursuant to the Note with the Investor, we issued 1,875,000 shares of Class A Common Stock and we paid fees of $100,000, which was deducted from the proceeds of the Note.  The terms of this Note were amended in January 2008.  See subsequent events for additional details of amendment.

We also provided a revolving credit line (“Line”) to MCC at closing of four hundred thousand dollars ($400,000).  The Line provides for an interest rate of eight (8%) percent, and interest and principal will be repaid to the Company annually. At any time after the third anniversary of the Closing, provided that the Line has been repaid, Seller may put his remaining shares of MCC (“Sellers’ Shares”) to us and we must purchase Seller’s Shares at the Put Price.  The Put Price is the per share amount based upon the average of two most recent years of MCC’s audited annual EBITDA, multiplied by six (6) and divided by five (5) or $200,000, whichever is greater (the “Put Amount”).  The Put Amount will be paid to Seller in cash in three (3) equal annual payments.  Also, we entered into an employment agreement with Seller, which provides for a five (5) year term and a mutually-agreed upon salary,  benefits and other standard provisions including a non-compete clause.

METROPOLITAN COMPUTING CORPORATION

MCC was established in 1985 and is active in the design, development, and marketing of instrumentation equipment for the pharmaceutical industry.  The MCC product line includes transducers for measuring compression and other forces on tablet press machines, as well as sensors for torque or power consumption on mixing and granulating equipment.  MCC serves all market segments of instrumentation and data acquisition systems for pharmaceutical solid dosage research and development (R&D), scale-up and production.  MCC offices are located at 6 Great Meadow Lane, East Hanover, New Jersey 07936, its telephone number is (973) 887-7800 and its web site is: www.mcc-online.com.

Products and Services

MCC is an industry recognized expert in precision instrumentation, specializing in solid dosage form equipment.  MCC has developed an instrumentation laboratory to create original designs of transducers that are considered the best in the industry.  MCC uses the most advanced hardware and software available to create and optimize new products.  MCC has established continual customer service and support that aims for complete customer satisfaction.  MCC already has a substantial user base including such Fortune 500 companies as American Home Products, Amgen, Abbott Labs, BASF, Bristol-Myers Squibb, Dow Chemical, Hoffman-La Roche, Merck, Novartis, Pfizer, Searle, SmithKline Beecham, and many others.  The product lines developed by MCC includes:

Instrumentation

Instrumentation is custom-made precision sensors that measure force, torque, speed, distance, temperature, moisture, pressure, and displacement.  These transducers can be installed on various machines such as tablet presses, roller compactors and mixers-granulators.

Advanced Instrumentation Monitor (AIM)

A data acquisition system designed specifically for development of tablets and capsules.  It includes transducers, amplifiers, a computer and software.  The system is mobile and can be moved between different types of instrumented equipment.  Each system can be custom tailored to match customer specific needs with the choice of Tablet Press, Mixer-Granulator, Encapsulator, and Batch Recorder modules.

The Presster™

A unique patented high speed tablet press simulator or replicator for product development and scale-up of tablets. Over the last 6 years, MCC has sold 11 Presster machines at an average price of about $300,000.

Tablet Press Controller (TPC)

A generic device that maintains tablet weight within the prescribed limits.  TPC can be retrofitted to work with virtually any brand or model of the tablet press.  Moreover, multiple TPCs can be tied together into one supervisory control node (unique MCC concept).

Technical Services

-	Customer Support features a unique audit trail and a long distance technical support via high-speed modem or Internet.
-	Transducer Calibration Service is available for sensors made either by MCC or by other vendors.
-	Transducer and System Maintenance contracts include free repair or replacement of any defective or damaged components, free software upgrades, and unlimited telephone and modem support.
-
Validation and Documentation Service follows the FDA guidelines and includes written records of calibration, inspections, standard operating procedures, system specifications, user requirements, program flow charts, description of variables and algorithms, unit conversion factors, bug and enhancement reports, installation qualification, operational qualification, and development history.

Management

MCC currently has 12 full-time employees. Among them are:

Michael Levin, Ph. D. is the President and CEO of MCC, providing overall management and planning.  Prior to forming MCC in 1985, Dr. Levin was a consultant to pharmaceutical companies such as Merck, Sandoz (presently Novartis), and Warner-Lambert. He received his Ph.D. in BioMathematics (1980) from University of Washington in Seattle.  He is a member of the American Association of Pharmaceutical Scientists (AAPS), International Society for Pharmaceutical Engineering (ISPE), and Biomedical Engineering Society (BMES).

Sean Murphy, VP Operations, Sales & Marketing, is responsible for most MCC sales, having almost 10 years of experience in industrial sales.  He is in charge of day-to-day marketing and sales activities, identifying target markets, supervising advertising and trade shows, developing and implementing marketing strategies and promotional activities, sales force training and allocation.

Al Katz, Sales Engineer is primarily responsible for internal sales and marketing and has 25 years of experience in sales and marketing in various industries.

Lev Tsygan, Project Engineer, is the head of the Mechanical Engineering Department, with over 30 years of experience as a Mechanical Engineer.

Anatoly Bezrodnykh, Sr. Instrumentation Engineer, is heading the Electronics and Computer Hardware department, with 18 years of experience in Applied Physics, Electronics and Instrumentation fields.

Sergey Kondratiev, the Project Manager, is an expert in System Analysis and Networking, as well as the Validation Compliance Officer.  He has 17 years of experience in various engineering and documentation fields.

Market and Business Opportunities

There are almost 2,000 pharmaceutical companies in the world, and more than half of them are in the U.S.  Most of these companies have a Research and Development department, where initial compounds are formulated, a pilot lab where compounds are scaled-up, and a production facility where the pills are mass-produced.

MCC products will address the three pharmaceutical market segments:

1. Pharmaceutical R&D Market.

The annual volume of Research and Development-grade instrumentation purchased by pharmaceutical solid dosage development groups in U.S. is currently estimated at approximately $25 million ($50 million worldwide).  This number is going to increase exponentially as the scientific product development methods gain recognition and since the introduction of the PAT (Process Analytical Technology) initiative by FDA (Food and Drug Administration).  MCC intends to be the market leader in this area.

2. Pharmaceutical Scale-Up Market.

This market is underdeveloped.  MCC has gained recognition as a scale-up expert and intends to become a major player in this field with its unique solutions to problems associated with the manufacturing to tablets during a scale-up.  In order to understand the existing problems in pharmaceutical tableting scale-up, one has to remember that any new drug that comes in a powder form is initially available in very small quantities.  To optimize a tablet in the early development stages, formulators use small tablet presses that do not require large amounts of very expensive API (Active Pharmaceutical Ingredients).  The problem is that these tablet presses are very slow compared to large rotary production presses.  As a “perfect” formulation is scaled up to high-speed production, it often causes problems such as inadequate hardness, friability, and dissolution that are attributable to the speed of compaction.  One of the many reasons why the overall efficiency of the pharmaceutical industry is about 15% is that tablets may  need to be returned to R&D for “re-formulation,” resulting in millions of dollars in additional expenditures.

3. Pharmaceutical Production Market

This market is highly regulated.  The quality control issues, specifically tablet weight control requirements, are becoming the major concerns of any pharmaceutical production facility.  The market for tablet press controllers is estimated to be many times that of R&D press instrumentation.  MCC products will also be marketed internationally.  Although Europe and Japan are trailing the United States in the level of solid dosage equipment instrumentation, these geographical areas are rapidly becoming more sophisticated.  Asia and Latin America markets are not far behind.  MCC has recently entered into an agreement to supply monitoring and control equipment to a major tablet press manufacturers in Taiwan and Japan, and is currently discussing similar deals with Indian and Korean manufacturers.

4.  Other Markets

A growing number of "nutraceutical" and vitamin companies can use generic tablet press controllers that are built by MCC.  Long range markets include industries other than pharmaceutical companies.  Chemical companies, cosmetics companies and the food industry all use mixing processes can benefit from MCC monitoring technology.  There is a growing number of chemical companies that supply excipients to the pharmaceutical industry, and, as a rule, they have to use tablet presses for excipient evaluation.

Competition

We face intense competition from other vendors that have substantially greater resources than us.

Patent and Trademarks

Our subsidiary, MCC, owns several patents with respect to their products, which we believe provide adequate protection of their intellectual property rights.

Governmental Regulations

There are no governmental approvals necessary to conduct our current business and we are not generally subject to any governmental regulation.  Although the absence of a government approval process permits us to provide our products and services without the time and expense of governmental supervision and oversight, it also allows competitors to more easily enter this business market.

Employees

We currently have one employee and MCC has 12 employees.

Subsequent Events

On January 14, 2008, the Company entered into an amendment to its (i) Promissory Note dated June 26, 2007 between Dutchess Private Equities Fund, Ltd. (“Promissory Note”); and (ii) the Security Agreement dated June 26, 2007 between Dutchess, the Company and Metropolitan Computing Corp. (“MCC”) (collectively, the “Agreements”).  Pursuant to the amendment the parties agreed to the following:

1.
The Agreements remain in full force and effect, except as set forth below, and any other financing agreements between Dutchess and Bedminster remain in full force and effect and are not effected in any way by this Amendment.

2.	Bedminster shall provide a warrant to Dutchess to purchase up to 8,584,000 shares of common stock with an exercise price of par.

3.	Paul Patrizio, and those entities under the control of Mr. Patrizio, pledged all Bedminster shares held by them, (the “Shares”), to Dutchess.

4.
Bedminster acknowledges that it has failed to make at least three required payments under the Promissory Note, totaling approximately $147,005, and that its current indebtedness to Dutchess is approximately $1,327,611 as of January 10, 2008.

5.	Bedminster shall timely make the payments set forth below to Dutchess with monthly payments due on or before the first day of each month:

January 15, 2008	Five thousand dollars ($5,000)/month
February 1, 2008 – April 1, 2008	Five thousand dollars ($5,000)/month
May 1, 2008 – June 1, 2008	Interest only payments based upon outstanding principal on the Promissory Note/month
July 1, 2008 – December 1, 2008	Twenty-five thousand dollars ($25,000)/month
January 1, 2009 – March 1, 2009	Forty thousand dollars ($40,000)/month
April 1, 2009 – June 1, 2009	Fifty thousand dollars ($50,000)/month
July 1, 2009 and each month	Seventy thousand dollars ($70,000)/month
thereafter until the Face Amount is paid in full

6.
If, at any time after Closing, the Company receives financing from a third party (excluding Dutchess), the Company is required to pay to Dutchess twenty percent (20%) of the proceeds raised from the third party up to an aggregate amount of $3,000,000 (the “Threshold Amount”), and 100% of the proceeds raised from the third party in excess of the Threshold Amount.  The Company agrees to pay twenty percent (20%) of any proceeds raised by the Company up to the Threshold Amount and one hundred percent (100%) of any proceeds raised by the Company in excess of the Threshold Amount toward the Accelerated Repayment of the Promissory Note with Interest until such time as the Face Amount of the Promissory Note, including accrued interest and penalties, has been paid in full.

7.
The Company and Patrizio acknowledge that the failure to meet any of the obligations as described herein constitutes an Event of Default under the Agreements, and that in the Event of Default, the Escrow Agent shall be obligated to deliver the Shares to Dutchess.

Letter of Intent

On February 29, 2008, the Company entered into a Letter of Intent to acquire eighty (80%) percent of the outstanding shares of another company for approximately $16,000,000 to be paid in a combination of cash, mandatory redeemable convertible preferred stock and an earn-out by the Seller pursuant to which the Seller will receive an additional twenty (20%) percent of distributions made by the acquired company as an earnout.

At any time after the fifth anniversary of the Closing, the Seller may put the balance of his shares to the Company and the Company must purchase the Seller’s Shares.  Also, the Company will enter into an Employment Agreement with the Seller, which will provide for a five (5) year term and a mutually agreed-upon salary, benefits and other standard provisions including a non-compete clause.

Pursuant to the Letter of Intent, the parties have sixty (60) days to complete their due diligence and execute a definitive purchase agreement or the Letter of Intent is terminated.

New Subsidiaries

On January 16, 2007, we created two wholly-owned subsidiaries of us, Bedminster Capital Corp. and Bedminster Financial Corp., both Nevada corporations.

Bedminster Capital Corp. (BCC)

BCC's principal business is the ownership and management of real estate.  BCC will buy, manage, operate, rehabilitate and dispose of real property of various types and descriptions, and engage in such other business and investment activities as would benefit the Company and its shareholders.  BCC will seek income producing commercial or residential property and all of the BCC's properties will be managed by professional third-party property management companies.

Bedminster Financial Corp. (BFC)

BFC intends to acquire subsidiaries that will manage investment assets and provide trust services.  BFC subsidiaries will provide institutions and high net worth individuals with trust and custodial services and related financial advisory services.  The core of BFC’s business will be dependent on its client relationships.  We believe that in addition to investment performance, client service is paramount in the asset management business.  As such, a major focus of BFC’s business strategy will be to build strong relationships with clients to better enable us to anticipate their needs and to satisfy their investment objectives.  BFC’s future success will depend to a significant degree on both investment performance and our ability to provide responsive client service.  We have not yet received governmental or regulatory approval to provide such services and will certainly obtain the necessary approvals prior to commencing operations.

Effective September 10, 2007, we spun-off the shares of Bedminster Financial Corp. and Bedminster Capital Corp. to our shareholders of record as of August 31, 2007. As a result of the spin-off, holders of its Class A and Class B Common stock  received one share of Bedminster Capital and Bedminster Financial Class A and Class B common stock for every share of Bedminster National Class A and Class B common stock held on the record date.

Item 2.                       Description of Property.

Our executive offices are located at 90 Washington Valley Road, Bedminster, New Jersey 07921.  The Company is provided with space at this location by an unrelated third party, pursuant to a one year lease which commenced May 1, 2005 for $200 per month. Such lease expired May 1, 2006 and is continuing on a month-to-month basis.  We also rent additional office space from an unrelated third party at 376 Main Street, Bedminster, New Jersey 07921 on a month-to-month basis for $1,500 per month. In addition, MCC rents space located at Six Great Meadow Lane, East Hanover, New Jersey for approximately $5,500 a month.  We believe that these spaces are sufficient and adequate to operate our current business.

Item 3.                       Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 4.                       Submission of Matters to a Vote of Security Holders.

None.

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

	Closing Bid
YEAR 2007	High Bid	Low Bid
1st Quarter Ended March 31	$0.12	$0.55
2nd Quarter Ended June 30	$0.15	$0.25
3rd Quarter Ended September 30	$0.18	$0.28
4th Quarter Ended December 31	$0.02	$0.20

	Closing Bid
YEAR 2006	High Bid	Low Bid
3rd Quarter Ended September 30	$0.30	$0.05
4th Quarter Ended December 31	$0.55	$0.11

Holders

As of April 11, 2008, the Company had 50 shareholders of record of our Class A Common Stock, holding 9,730,900 shares.

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

During the second quarter of 2007, the Company issued 150,000 shares of Class A common stock to the convertible note purchasers in a private offering for $125,000.  The Company also issued 30,000 shares of Class A Common Stock to Eric Anderson for consulting services rendered.  In addition, one shareholder converted 2,000 Class B shares into 2,000 Class A shares.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.  During August 2007, the Company issued 250,000 shares of Class A stock for consulting services.  In addition, the Company issued 50,000 shares of Class A stock to Anslow & Jaclin, LLP in consideration for services rendered.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

During September 2007, the Company issued 275,000 shares of Class A stock with a fair value of $68,750 in exchange for one year extension on the convertible notes payable.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

In addition, pursuant to the transaction with Dutchess, we issued 1,875,000 shares of Class A Common Stock with a fair value of $197,000 and paid fees of $100,000 which were deducted from the proceeds of the Note.  Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

During October 2007, the Company issued 200,000 shares of the Company’s Class A common stock to the Peter Renzulli Family Trust for services rendered.   Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

During December 2007, the Company issued 55,000 shares of the Company’s Class A common stock to the F. Chandler Coddington Jr., IRA, Beacon Trust Company, Trustee for a convertible note.   Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

During 2008, the Company issued 27,500 shares of the Company’s Class A common stock to F. Chandler Coddington Jr., IRA, Beacon Trust Company, Trustee for a convertible note.   Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.  In addition, the Company issued 180,000 to Dutchess in connection with the loan.

Item 6.                      Management’s Discussion and Analysis or Plan of Operations

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

Results of Operations

For the twelve months ended December 31, 2007 and 2006

The table below presents selected financial data for Bedminster for the past two years.

Results of Operations
For The Year Ended December 31,	2007	2006

Sales	$717,334	$25,500

Expenses	(1,468,527)	345,634

Loss From Operations	(1,068,181)	(320,134)

Net Loss	(1,602,529)	(355,683)

Basic Loss per Common Share	$(0.17)	$(0.05)

Financial Position at
December 31,	2007	2006

Total Assets	$1,004,273	$112,955

Total Liabilities	2,133,841	358,304

Minority Interest	58,705	0

Stockholders (Deficit)	$(1,188,273)	$(245,349)

General

Prior to July 3, 2007, all of our revenue was generated by contracts to provide management consulting services.   On July 3, 2007, we entered into a Stock Purchase Agreement (“Agreement”) with Metropolitan Computing Corporation, a New Jersey Corporation (“MCC”) and Michael Levin (“Seller”) in which we acquired eighty (80%) percent of the issued and outstanding shares of MCC.  Pursuant to the Agreement, MCC became our subsidiary.  The closing of the transactions described in the Agreement was subject to customary closing conditions, including the delivery of financial statements by MCC.  In consideration for the purchase of the shares of MCC, we paid a total of Eight Hundred Thousand Dollars ($800,000.00) plus 1,000,000 shares of our Class A Common Stock; provided, however, that such Purchase Price will be adjusted in accordance with terms of the Agreement.  The Company  paid the Purchase Price in the following manner: (i) Three Hundred Thousand and 00/100 Dollars ($300,000.00) at Closing, and (ii) Three Hundred Thousand and 00/100 Dollars ($300,000.00) by a Buyer Promissory Note delivered at the Closing, and (iii) an aggregate of Two Hundred Thousand and 00/100 Dollars and 1,000,000 shares of the Class A Common Stock  to be earned by Seller and paid by Buyer in accordance with the Agreement.  The Company used the proceeds from the July 3, 2007 Promissory Note with Dutchess Private Equities Fund, Ltd. for the initial payment to Seller.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for financial information..  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, including stock issued for services and or compensation and related disclosure on contingent assets and liabilities at the date of our financial statements.  Actual results may differ from these estimates under different assumptions and conditions.  Critical accounting policies are defined as those that are reflective of significant judgments, estimates and uncertainties and potentially result in materially different results under different assumptions and conditions.  For a detailed discussion on the application of these and other accounting policies see Note 1 to our financial statements.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has an accumulated deficit of $2,009,878, negative working capital of $776,038, and has a negative cash flow from operations of $1,012,658 and is in default on two notes payable.  During 2008, management renegotiated its loan with Dutchess Private Equities Fund, Ltd and has received a waiver through December 31, 2007 on the other loan in default.  These conditions raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

We have not established an allowance for doubtful accounts on our accounts receivable.  In not establishing the allowance for doubtful accounts, we analyzed the ability to collect accounts that are large, none of which are currently past due.  Historically, MCC has not incurred bad debt expense and that trend is anticipated to continue.

We write down inventory for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

We account for our goodwill and intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets.  Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms.  Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology.

Revenues

       Revenues of $717,334 for the year ended December 31, 2007 increased by $691,834 over revenues of $25,500 during the year ended December 31, 2006. The increase in revenues for the periods was attributable to the July 3, 2007 acquisition of MCC. Revenues for MCC, on a proforma basis, decreased $1,174,113 for the twelve months ended December 31, 2007 as compared to the twelve months ended December 31, 2006. This was primarily attributable to a decrease in product sales due to a general slowdown in the market.  Revenues include fees billed for consulting services on a month to month contract. These revenues are recognized as the services are performed.  Revenues also include sales for pharmaceutical machines sold.  These revenues are recognized when the machine is delivered to the customer.

Costs and Expenses

Costs and expenses for the year ended December 31, 2007 increased to $1,468,527, representing an increase of $1,122,893 over costs and expenses of $345,634 during the year ended December 31, 2006.  The increases in costs and expenses for the twelve month period were attributable primarily to the July 3, 2007 acquisition of MCC.

Interest Expense

Interest expense for the year ended December 31, 2007 increased to $365,664 from interest expense of $34,799 during the year ended December 31, 2006.  This increase is attributable to the interest on the promissory note issued in conjunction with the July 3, 2007 acquisition of MCC.

Net (Loss)

       Net Loss for the year ended December 31, 2007 increased by 1,246,846 to $1,602,529 from $355,683 during the year ended December 31, 2006.  The increase in net loss is primarily due to an increase in revenues of $691,834 for the period that were attributable to the July 3, 2007 acquisition of MCC which was offset by an increase in costs and expenses for the year of $1,523,239 that were also primarily attributable to the July 3, 2007 acquisition of MCC.

Discontinued Operations

       On January 18, 2007, Bedminster National Corp. established two wholly owned subsidiaries (Bedminster Capital Corp, (“BCC’) a real estate management company and Bedminster Financial Corp, (“BFC”) an investment management company) in the State of Nevada.  On August 31, 2007, both entities were spun-off from Bedminster National Corp. as a spin-off to shareholders.  At the time of distribution BCC and BFC had net capital deficiencies of $258,819.  The elimination of these net capital deficiencies was recorded as an increase to contributed capital.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by financing activities in the form of convertible notes and equity investments.  At December 31, 2007, the Company had cash of $33,062.  In August and May 2006 we completed a private placement to investors in the amounts of $250,000 and $25,000, respectively.  The Company drew down on a $50,000 credit line from the Bank of New York in July 2006 and received a $50,000 term loan from the Bank of New York in April 2006.

In January 2006, Signature Bank approved a $50,000 line of credit for the Company.  The line provides an interest rate of 1% above the prime rate (9.25% as of June 30, 2007) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.

In 2004, PNC Bank approved a $50,000 line of credit for the Company’s subsidiary (MCC).  The line provides an interest rate of .75% over Prime (8.50 % at December 31, 2007) on all outstanding amounts.    Such line of credit is unsecured.

In 1999, Sovereign Bank approved a $50,000 line of credit for the Company’s subsidiary (MCC).  The line provides an interest rate of 1.49% over Prime (9.24 % at December 31, 2007) on all outstanding amounts.   Such line of credit is unsecured.

In 1998, Wachovia Bank approved a $35,000 line of credit for the Company’s subsidiary (MCC).  The line provides an interest rate that fluctuates with the prime rate (9.5% at December 31, 2007) on all outstanding amounts.  Such line of credit is unsecured.

There was $207,553 and $52,409 outstanding as of December 31, 2007 and 2006, respectively, on these lines of credit.  The sole officer of the Company has personally guaranteed $100,000 of the available credit. The remaining lines are unsecured.

In August 2006, the Company filed a registration statement with the SEC, which was declared effective in September 2006.  This registration statement registered a $10 million Investment Agreement with Dutchess Private Equities Fund, LP of Boston along with the shares of Class A Common Stock issued to investors in connection with the private placement in August 2006.  Under the terms of the Investment Agreement, the Company may elect to receive as much as $10 million from Dutchess through common stock purchases by Dutchess over the next three years.

On July 3, 2007, the Company issued to promissory note to Dutchess Private Equities Fund, Ltd. (the “Investor” or “Dutchess”) for $1,375,000 (“Face Amount”), which has a two-year term and bears annual interest at 12%.  The closing of and release of proceeds of the Promissory Note were subject to our completion of the acquisition of MCC and the transaction closed simultaneously.  Pursuant to this Note, we are required to make mandatory payments to the Investor in the amount of $20,000 upon closing of the funding and then $30,000 on August 1, 2007, $40,000 on September 1, 2007, $50,000 per month for October 1, 2007 through June 1, 2008 and then $70,000 each month beginning July 1, 2008 until the face amount of the loan is paid in full.  In the event of default of this Note, the Investor may declare the entire unpaid principal balance of this Note, together with interest accrued, immediately due and payable at the place of payment, without presentment, protest, notice or demand, all of which are expressly waived.   In addition, pursuant to the Note with the Investor, the Company issued 1,875,000 shares of Class A Common Stock with a fair value of $337,500 and paid fees of $100,000, which were deducted from the proceeds of the Note.  As of December 31, 2007, the Company was in default on this note; however in January, 2008 the company entered into an agreement with Dutchess.  As of the date hereof the Company is in compliance with the Dutchess Note.  The note payable is secured by the assets of the Company and its subsidiary (MCC).  See subsequent events.

On July 3, 2007, the Company issued a promissory note to the principal shareholder of MCC in the amount of $300,000 payable monthly over 36 months with an 8% interest rate.  The Company has an outstanding balance as of December 31, 2007 of $300,000 and accrued interest amount of $3,180.   As of December 31, 2007 the Company is in compliance with this Note.  The note is currently in default but the Lender has waived such default.

During 2007 we sold 187,500 registered shares of Class A Common Stock for $29,495 to Dutchess Private Equities Fund, LP under the Investment Agreement. ..

During 2007, the Company entered into a convertible note transaction with stockholders for $75,000.  In addition, during 2007 the company entered into a $50,000 note with a current stockholder.

We believe we can not currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from our subsidiary and our bank lines and funds from our private financing.  However, management plans to increase revenue and obtain additional financing in order to sustain operations for at least the next twelve months.  We have already obtained some financing and sold shares to support our continued operations.  Completion of our plan of operation is subject to attaining adequate revenue.  We cannot assure investors that adequate revenues will be generated.  In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

We plan to establish a source of revenue sufficient to cover our operating costs by acquiring additional companies that are generating positive cash flows from operating activities either at acquisition or projected to do so in the future, thereby furthering the objective of becoming profitable and generating positive cash flow from operating activities on a consolidated basis.  The funds needed to continue operations over the next twelve months will be raised from accredited investors and/or institutional investors as in the previous financings.  During this period, the Company will attempt to reduce or defer expenses until such time as the capital is available.

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

Management intends to ask pertinent questions of the proposed candidates or opportunities in the course of its due diligence phase.  Management will rely heavily on a business plan, financial statements and projections, and management’s views of the future.  If the result of management’s due diligence process raises serious concerns about the viability of the candidate’s business or the integrity of the candidate’s financial statements, the candidate would be disqualified from consideration.  If the result of management’s due diligence process does not raise any concerns, a transaction would be approved by the Board of Directors.  When a transaction requires shareholder approval, a shareholder meeting must be held and a shareholder vote taken.  A proxy statement would be mailed to each shareholder informing them of the meeting and requesting their vote.  However, in lieu of holding a meeting, a majority of shareholders may sign a Shareholder’s Resolution approving such transaction.  If a meeting is not held, an information statement must be mailed to all of its shareholders informing them of the action taken by the majority shareholders.

As reflected in the accompanying financial statements, the Company has an accumulated deficit from inception of $1,188,273 and has a negative cash flow from operations of $1,012,658.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Our auditors have included an explanatory paragragh to this effect in the opinion on our December 31, 2007 financial statements

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Transaction with Dutchess Private Equities Fund II, LLP

On June 29, 2006, the Company entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund II, LLP (“Dutchess”) to provide the Company with an equity line of credit.  Pursuant to this Agreement, upon effectiveness of this registration statement, Dutchess is contractually obligated to purchase up to $10,000,000 of the Company’s Stock over the course of 36 months (“Line Period”), after a  registration statement has been declared effective (“Effective Date”).  The amount that the Company shall be entitled to request from each of the purchase “Puts,” shall be equal to either 1) $100,000 or 2) 200% of the average daily volume (U.S market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date. The ADV shall be computed using the ten (10) trading days prior to the Put Date.  The Purchase Price for the common stock identified in the Put Notice shall be set at ninety-five percent (95%) of the lowest closing bid price of the common stock during the Pricing Period.  The Pricing Period is equal to the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date.  There are Put restrictions applied on days between the Put Date and the Closing Date with respect to that Put.  During this time, the Company shall not be entitled to deliver another Put Notice.

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

During 2007 we sold 187,500 registered shares of Class A Common Stock to Dutchess Private Equities Fund, LP under the Investment Agreement for $29,495.

On July 3, 2007, we entered into a Stock Purchase Agreement (“Agreement”) with Metropolitan Computing Corporation, a New Jersey Corporation (“MCC”) and Michael Levin (“Seller”) in which we acquired eighty (80%) percent of the issued and outstanding shares of MCC.  Pursuant to the Agreement, MCC became our subsidiary.  The closing of the transactions described in the Agreement was subject to customary closing conditions, including the delivery of financial statements by MCC.  In consideration for the purchase of the shares of MCC, we paid a total of Eight Hundred Thousand Dollars ($800,000.00) plus 1,000,000 shares of our Class A Common Stock; provided, however, that such Purchase Price will be adjusted in accordance with terms of the Agreement.  We paid the Purchase Price in the following manner: (i) Three Hundred Thousand and 00/100 Dollars ($300,000.00) at Closing, and (ii) Three Hundred Thousand and 00/100 Dollars ($300,000.00) by a Buyer Promissory Note delivered at the Closing, and (iii) an aggregate of Two Hundred Thousand and 00/100 Dollars and 1,000,000 shares of the Class A Common Stock  to be earned by Seller and paid by Buyer in accordance with the Agreement.  The Company used the proceeds from the July 3, 2007 Promissory Note with Dutchess Private Equities Fund, Ltd. for the initial payment to Seller.

On July 3, 2007, we issued a promissory note to Dutchess Private Equities Fund, Ltd. (the “Investor” or “Dutchess”) for $1,375,000 (“Face Amount”), which has a two-year term and bears annual interest at 12%.  The closing of and release of proceeds of the Promissory Note were subject to our completion of the acquisition of MCC and the transaction closed simultaneously. Pursuant to this Note, we are required to make mandatory payments to the Investor in the amount of $20,000 upon closing of the funding and then $30,000 on August 1, 2007, $40,000 on September 1, 2007, $50,000 per month for October 1, 2007 through June 1, 2008 and then $70,000 each month from July 1, 2008 until the face amount of the loan is paid in full.  In the event of default of this Note, the Investor may declare the entire unpaid principal balance of this Note, together with interest accrued, immediately due and payable at the place of payment, without presentment, protest, notice or demand, all of which are expressly waived.  In addition, pursuant to the Note with the Investor, we issued 1,875,000 shares of Class A Common Stock and we paid fees of $100,000 which was deducted from the proceeds of the Note.  During the year ended December 31, 2007, we amortized $34,375 of the discount on the Promissory Note.  The Company was in default on this Promissory Note as of December 31, 2007; however; management entered into an agreement in January 2008 with Dutchess to renegotiate the terms of this Note.

Subsequent Event

On January 14, 2008, we entered into an amendment to its (i) Promissory Note dated June 26, 2007 between Dutchess Private Equities Fund, Ltd. (“Dutchess”), on the one hand (“Promissory Note”); and (ii) the Security Agreement dated June 26, 2007 between Dutchess and Metropolitan Computing Corp. (“MCC”) (collectively, the “Agreements”).  Pursuant to the amendment the parties agreed to the following:

1.
The Agreements remain in full force and effect, except as set forth below, and any other financing agreements between Dutchess and Bedminster remain in full force and effect and are not effected in any way by this Amendment.

2.	Bedminster shall provide a warrant to Dutchess to purchase up to 8,584,000 shares of common stock with an exercise price of par.

3.	Paul Patrizio, and those entities under the control of Mr. Patrizio, pledged all Bedminster shares held by him, (the “Shares”), to Dutchess.

4.
Bedminster acknowledges that it has failed to make at least three required payments under the Promissory Note, totaling approximately $147,005, and that its current indebtedness to Dutchess is approximately $1,327,611.92 as of January 10, 2008.

5.	Bedminster shall timely make the payments set forth below to Dutchess with monthly payments due on or before the first day of each month:

January 15, 2008	Five thousand dollars ($5,000)/month
February 1, 2008 – April 1, 2008	Five thousand dollars ($5,000)/month
May 1, 2008 – June 1, 2008	Interest only payments based upon outstanding principal on the Promissory Note/month
July 1, 2008 – December 1, 2008	Twenty-five thousand dollars ($25,000)/month
January 1, 2009 – March 1, 2009	Forty thousand dollars ($40,000)/month
April 1, 2009 – June 1, 2009	Fifty thousand dollars ($50,000)/month
July 1, 2009 and each month	Seventy thousand dollars ($70,000)/month
thereafter until the Face Amount is paid in full

6.
If, at any time after Closing, we receive financing from a third party (excluding Dutchess), we are required to pay to Dutchess twenty percent (20%) of the proceeds raised from the third party up to an aggregate amount of $3,000,000 (the “Threshold Amount”), and 100% of the proceeds raised from the third party in excess of the Threshold Amount.  We agree to pay twenty percent (20%) of any proceeds raised by us up to the Threshold Amount and one hundred percent (100%) of any proceeds raised by us in excess of the Threshold Amount toward the Accelerated Repayment of the Promissory Note with Interest until such time as the Face Amount of the Promissory Note, including accrued interest and penalties, has been paid in full.

7.
We acknowledge that the failure to meet any of the obligations as described herein constitutes an Event of Default under the Agreements, and that in the Event of Default, the Escrow Agent shall be obligated to deliver the Shares to Dutchess.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Comp’ny's future reported financial position or results of operations.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Comp’ny's financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS 141(R ) applies to fiscal years beginning on or after December 18, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 141(R) on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“ SFAS 160” ). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.

It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS 160 is effective for fiscal years (including interim periods within those fiscal years) beginning on or after December 15, 2008 (October 1, 2009 for the Company). Earlier adoption is prohibited. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.                       Consolidated Financial Statements.

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

BEDMINSTER NATIONAL CORP.  AND SUBSIDIARIES

Report of Independent Registered Pubic Accounting Firm

The Board of Directors and Stockholders,
Bedminster National Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Bedminster National Corp. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bedminster National Corp. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses and negative cash flows from operating activities. As of December 31, 2007, management believes that the Company will require additional financing to fund its operations, but cannot assure that such financing will be available. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments related to the recoverability and classification of assets, or the amounts and classification of liabilities, that may result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, P.C.
New Brunswick, NJ

April 4, 2008

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the 2006 financial statements, the Company is in the development stage and has an accumulated deficit from inception of $407,349, negative working capital of $205,679 and has a negative cash flow from operations of $290,722 from inception.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 10 in the 2006 financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
February 13, 2007
Boynton Beach, Florida

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 (CONSOLIDATED) AND 2006

ASSETS

CURRENT ASSETS	2007	2006
Cash	$33,062	$110,852
Accounts Receivable, net	128,847	-
Inventory, net	136,619	-
Other Current Assets	56,876	-

Total Current Assets	355,404	110,852

Property and Equipment, net	46,383	1,703

OTHER ASSETS
Deposits	400	400
Customer List, net	346,729	-
Technology rights, net	255,357	-
Total Other Assets	602,486	400

TOTAL ASSETS	$1,004,273	$112,955

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$405,795	$15,683
Accrued interest	28,014	2,369
Lines of Credit	207,553	52,409
Notes payable - current portion, net of debt discount of $2,197 and $-0-	154,192	5,722
Convertible notes payable - stockholders net of debt discount of $64,112 and $34,652	335,888	240,348
Total Current Liabilities	1,131,442	316,531

OTHER LIABILITIES
Notes Payable - net of current portion and net of debt discount of $426,783 and $-0-	1,002,399	41,773

TOTAL LIABILITIES	2,133,841	358,304

Minority Interest	58,705	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding, respectively	-	-
Common stock – Class A, $0.0001 par value, 200,000,000 shares authorized, 9,523,400 and 6,368,000 shares issued and outstanding, respectively	953	637
Common stock – Class B, $0.0001 par value, 3,000,000 shares authorized, 2,154,000 and 2,156,000 shares issued and outstanding, respectively	215	215
Additional paid in capital	820,437	161,148
Accumulated deficit	(2,009,878)	(407,349)

Total Stockholders’ Deficit	(1,188,273)	(245,349)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,004,273	$112,955

Notes to the Financial Statements are an integral part of these statements.

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 (CONSOLIDATED) AND 2006

	2007	2006
REVENUES	$717,334	$25,500

Cost of Goods Sold	316,988	-

Gross Profit	400,346	25,500

OPERATING EXPENSES
Professional fees	308,547	70,299
Officer Compensation	378,968	173,067
Selling Expenses	31,778	-
General and administrative	749,234	102,268
Total Operating Expenses	1,468,527	345,634

LOSS FROM OPERATIONS	(1,068,181)	(320,134)

OTHER INCOME (EXPENSE)
Interest Expense	(365,664)	(34,799)
Interest Income	1,196	-
Total Other Income (Expense), net	(364,468)	(34,799)

LOSS BEFORE INCOME TAXES	(1,432,649)	(354,933)

Provision for Income Taxes	2,356	750

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(1,435,005)	(355,683)

Minority Interest Share of Loss	91,295	-

LOSS FROM CONTINUING OPERATIONS	(1,343,710)	(355,683)

DISCONTINUED OPERATIONS
Bedminster Capital Corp	(126,456)	-
Bedminster Financial Corp	(132,363)	-
	(258,819)	-

NET LOSS	$(1,602,529)	$(355,683)

Net loss per share - basic and diluted
Continuing operations	$(0.14)	$(0.05)
Discontinued operations	(0.03)	-
Net Loss per share - basic and diluted	$(0.17)	$(0.05)

Weighted average number of shares outstanding during the period - basic and diluted	9,865,774	7,836,104

Notes to the Financial Statements are an integral part of these statements.

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 (CONSOLIDATED) AND 2006

								Additional
	Preferred Stock		Common Stock _A		Common Stock -B			Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares		Amount	Capital	Deficit	Total

Balance December 31, 2005	-	$-	5,510,000	$551	2,204,000		$220	$60,229	$(51,666)	$9,334

Common Stock issued for cash	-	-	550,000	55	-		-	54,945	-	55,000

Conversion of Class B shares to Class A shares	-	-	48,000	5	(48,000.	)	(5)	-	-	-

In-Kind contribution of services	-	-	-	-	-		-	20,000	-	20,000

Common stock issued for services	-	-	260,000	26				25,974	-	26,000

Net loss for the year ended December 31, 2006	-	-	-	-	-		-	-	(355,683)	(355,683)

Balance, December 31, 2006	-	-	6,368,000	637	2,156,000		215	161,148	(407,349)	(245,349)

Common stock issued for cash			30,900	3	-		-	5,281		5,284

Common stock issued for debt discount			1,875,000	187	-		-	196,813		197,000

Common stock issued for repayment of debt			187,500	32	-		-	29,463		29,495

Common stock issued for services			580,000	45				63,960		64,005

Common stock issued for convertible note
extensions, recorded as discount			275,000	29	-		-	68,720		68,749

Common stock issued with convertible notes,
recorded as discount	-	-	205,000	20	-		-	42,980	-	43,000

Conversion of Class B shares to
Class A Shares	-	-	2,000	-	(2,000)		-	-	-	-

Spin-off of the net asset deficiency of
Discontinued operations	-	-	-	-	-		-	252,072		252,072

Net loss for the year
ended December 31, 2007	-	-	-	-	-		-	-	(1,602,529)	(1,602,529)

										-
Balance, December 31, 2007 (Consolidated)	-	$-	9,523,400	$953	2,154,000		$215	$820,437	$(2,009,878)	$(1,188,273)

Notes to the Financial Statements are an integral part of these statements.

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 (CONSOLIDATED) AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,343,710)	$(355,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,472	127
Amortization of note payable discount	225,310	20,349
Stock issued for services	64,005	26,000
Stock issued for interest expense	8,207	-
Minority interest	(91,295)	-
In-kind contribution of services		20,000
Changes in operating assets and liabilities, net of
acquisition and spin-off:
(Increase) decrease in accounts receivable	(43,841)	12,618
(Increase) decrease in Inventory	(26,101)	-
(Increase) decrease in other current assets	(40,700)	-
Increase (decrease) in accounts payable and accrued expenses	299,058	-
Increase (decrease) in accrued interest	25,645	2,368
Net Cash Used In Operating Activities in continuing operations	(868,950)	(274,221)
Net Cash Used In Operating Activities in discontinuing operations	(143,708)	-
Net Cash Used in Operating Activities	(1,012,658)	(274,221)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(1,830)
Cash paid for acquisition, net of cash received	(259,558)	-
Net Cash Used In Investing Activities	(259,558)	(1,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	5,284	55,000
Proceeds from notes payable, net	1,000,000	47,495
Repayment of notes payable	(115,636)	-
Proceeds from convertible notes payable - stockholder	125,000	220,000
Proceeds from lines of credit	198,136	52,409
Repayment of lines of credit	(18,358)	-
Repayment of stockholder loans	-	(699)
Net Cash Provided By Financing Activities	1,194,426	374,205

NET INCREASE (DECREASE) IN CASH	(77,790)	98,154

CASH AT BEGINNING OF YEAR	110,852	12,698

CASH AT END OF YEAR	$33,062	$110,852

Notes to the Financial Statements are an integral part of these statements.

Bedminster National Corp and Subsidiaries
Notes to Financial Statements
December 31, 2007 (Consolidated) and 2006

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying  consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for financial information.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has an accumulated deficit of $2,009,878, negative working capital of $776,038, and has a negative cash flow from operations of $1,012,658 and is in default on two notes payable.  During 2008, management renegotiated its loan with Dutchess Private Equities Fund, Ltd and has received a waiver through December 31, 2007 on the other loan in default.  These conditions raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

(B) Organization

Bedminster National Corp. was incorporated under the laws of the State of Delaware on April 22, 2005 and reincorporated in the State of Nevada on October 20, 2006.  On January 18, 2007, Bedminster National Corp. established two wholly owned subsidiaries (Bedminster Capital Corp, (“BCC’) a real estate management company and Bedminster Financial Corp, (“BFC”) an investment management company) in the State of Nevada.  On August 31, 2007, both entities were spun-off from Bedminster National Corp. as a dividend to shareholders. Bedminster National Corp was organized to provide management consulting services and intends to acquire profitable and near term profitable small and medium sized businesses. On July 3, 2007, Bedminster National Corp entered into a Stock Purchase Agreement (“Agreement”) with Metropolitan Computing Corporation, a New Jersey Corporation (“MCC”) and its principal shareholder (“Seller”) in which Bedminster National acquired eighty (80%) percent of the issued and outstanding shares of MCC.  MCC established in 1985, is active in the design, development, and marketing of instrumentation equipment for the pharmaceutical industry.  Bedminster National Corp and its 80% owned subsidiary are here after referred to as the “Company.”

As of July 3, 2007, the Company has begun its principal operations and is no longer considered a Development Stage Company.

(C) Principles of Consolidation

The 2006 financial statements include the accounts of Bedminster National Corp.  The 2007 consolidated financial statements include the accounts of Bedminster National Corp. and its two wholly owned subsidiaries Bedminster Financial Corp., Bedminster Capital Corp., both from January 18, 2007 to August 31, 2007, and its 80% owned subsidiary Metropolitan Computing Corporation from July 3, 2007 to December 31, 2007. The operations of BFC and BCC have been reclassified to Discontinued Operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

Bedminster National Corp and Subsidiaries
Notes to Financial Statements
December 31, 2007 (Consolidated) and 2006

(D) Use of Estimates

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

(E) Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, notes payable, and lines of credit.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value.

(F) Cash Equivalents

For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(G) Concentration of Credit Risk

A significant portion of the Company’s total revenues for the years ended December 31, 2007 and 2006 have been derived from two customers in 2007 and one customer in 2006.  Combined sales for these customers accounted for approximately 26 percent and 100 percent of sales for the years ended December 31, 2007 and 2006, respectively.  In addition, in 2007 two customers accounted for approximately 30% of accounts receivable.

 (H) Accounts Receivable

Accounts receivable are non-interest bearing uncollateralized customer obligations.  Accounts receivable are stated at the amounts billed to the customer.  Customer account balances with invoices over 90 days old are considered delinquent.  Payments of accounts receivable are allocated to the specific invoices as received.  The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s estimate of the amounts that will not be collected.  No allowances for doubtful accounts exist as if December 31, 2007 and 2006.

(I) Inventory

Inventory consists primarily of parts and work in process products held for sale.  Inventory, at year end, is stated at the lower of cost or market, with cost being determined on a first in/first out basis.  Significant components of inventory at December 31, 2007 and 2006 amounted to the following:

	2007	2006
Raw materials	$128,398	$-0-
Work in Progress	8,221	-0-
	$136,619	$-0-

(J) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense as incurred.  Gains and losses on depreciable assets retried or sold are recognized in the statement of operations in the year of disposal.  Depreciation is provided using the straight-line method over the estimated useful life of five years.

Bedminster National Corp and Subsidiaries
Notes to Financial Statements
December 31, 2007 (Consolidated) and 2006

(K) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”).  In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(L) Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to customer lists,  and  technology rights are being amortized on a straight-line basis over the estimated useful life of the related asset of seven years.

(M) Recoverability of Intangible and Other Long Lived Assets

In accordance with SFAS No.142, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually or earlier in certain circumstances as required. The Company measures impairment losses by comparing carrying value to fair value. Fair value is determined using a price to sales multiple of comparable companies.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets used in operations are reviewed for impairment whenever events or change circumstances indicate that carrying amounts may not be recoverable. For such long-1ived assets, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between carrying amount and fair value.

(N) Revenue Recognition

Revenues include fees billed for consulting services on a month to month contract.  These revenues are recognized as the services are performed.  Revenues also include sales for pharmaceutical machines sold.  These revenues are recognized when the machine is delivered to the customer.

(O) Income Taxes

In June 2006, the FASB published FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial

Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

Bedminster National Corp and Subsidiaries
Notes to Financial Statements
December 31, 2007 (Consolidated) and 2006

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s consolidated financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

At December 31, 2007and 2006, net operating losses totaled approximately $1,600,000 and $407,000, respectively.  The Company recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which are currently not realizable, which were approximately $560,000 and $138,000 as of December 31, 2007 and 2006, respectively.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

 (P) Employee Benefit Plan

The Company maintains a qualified deferred compensation plan under section 401k of the Internal Revenue Code.  Under the plan, employees may elect to defer a portion of their salary, subject to limits set by the Internal Revenue Service.  In addition, the plan allows for the Company to make discretionary contributions based on the participants’ salaries.  The Company made contributions to the plan for the years ended December 31, 2007 and 2006 of $7,346 and $-0- , respectively.

(Q) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares (classes A and B) outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of December 31, 2007 and 2006, there were 800,000 and 500,000 shares, respectively that are issuable upon conversion of the convertible notes payable, that were not included in dilutive net loss per share as the effect was anti-dilutive.

(R) Stock-Based Compensation

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

Bedminster National Corp and Subsidiaries
Notes to Financial Statements
December 31, 2007 (Consolidated) and 2006

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

The Company has no outstanding options or warrants at December 31, 2007 and 2006.

 (S) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Comp’ny's future reported financial position or results of operations.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Comp’ny's financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS 141(R ) applies to fiscal years beginning on or after December 18, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 141(R) on its results of operations and financial condition.

Bedminster National Corp and Subsidiaries
Notes to Financial Statements
December 31, 2007 (Consolidated) and 2006

In December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“ SFAS 160” ). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.

It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS 160 is effective for fiscal years (including interim periods within those fiscal years) beginning on or after December 15, 2008 (October 1, 2009 for the Company). Earlier adoption is prohibited. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

NOTE 2                           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2007	2006
Equipment	$54,668	$1,830
Less: Accumulated depreciation	8,285	127
	$46,383	$1,703

Depreciation expense amounted to $8,158 and $127 for the years ended December 31, 2007 and 2006, respectively.

NOTE 3      INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31:

	2007	2006
Customer list	$373,400	$-0-
Technology rights	275,000	-0-
	648,400	-0-
Less: Accumulated amortization	46,314	-0-
	$602,086	$-0-

Amortization expense amounted to $46,314 and $-0- for the years ended December 31, 2007 and 2006, respectively.  The Company anticipates amortization expense to amount to approximately $93,000 per year for the next five years.

Bedminster National Corp and Subsidiaries
Notes to Financial Statements
December 31, 2007 (Consolidated) and 2006

NOTE 4      LINES OF CREDIT

During 2007 and 2006, respectively the Company had lines of credit available of $235,000 and $100,000, respectively with various financial institutions.  The lines bear interest between .75% and 1.5% over prime (8.75% and 9.75%) as of December 31, 2007 and 2006, respectively, on all outstanding principal amounts.  There was $207,553 and $52,409 outstanding as of December 31, 2007 and 2006, respectively.  The sole officer of the Company has personally guaranteed $100,000 of the available credit.  The remaining lines are unsecured.

NOTE 5      NOTES PAYABLE

Notes payable consisted of the following at December 31:

	2007	2006
Note payable (a)	$41,773	$47,495

Promissory note shareholder, bearing interest at 8% (b)	272,572	-0-
Promissory note, bearing interest at 12% (c)	1,271,226	-0-
	1,585,571	47,495
Less: debt discount	(428,980)	( -0-)
	1,156,591	47,495
Less: current portion	154,192	5,722
Notes payable, net of current portion	$1,002,399	$41,773

(a)   The note payable bear interest variable between 8.5% and 9.5%, per annum with monthly principal and interest payments of $ 795 monthly, secured by assets of the Company, final payments due June 2013.

(b)   On July 3, 2007, the Company issued a promissory note to the principal shareholder of MCC in the amount of $300,000 payable monthly over 36 months with an 8% interest rate. The Company has an outstanding balance as of December 31, 2007 of $256,853 and accrued interest of $15,719.

(c)   On July 3, 2007, the Company issued a promissory note to Dutchess Private Equities Fund, Ltd. (the “Investor” or “Dutchess”) for $1,375,000 (“Face Amount”) which has a two-year term and bears annual interest at 12%.  The note included a discount of $275,000 whereby the Company was to receive proceeds from the note of $1,100,000.  The closing of and release of proceeds of the Promissory Note were subject to our completion of the acquisition of MCC and the transaction closed simultaneously. Pursuant to this Note, the Company is required to make mandatory payments to the Investor in the amount of $20,000 upon closing of the funding and then $30,000 on August 1, 2007, $40,000 on September 1, 2007, $50,000 per month for October 1, 2007 through June 1, 2008 and then $70,000 each month from July 1, 2007 until the face amount of the loan is paid in full.  In the event of default of this Note, the Investor may declare the entire unpaid principal balance of this Note, together with interest accrued, immediately due and payable at the place of payment, without presentment, protest, notice or demand, all of which are expressly waived.  In addition, pursuant to the Note with the Investor, we issued 1,875,000 shares of Class A Common Stock with a relative fair value of $197,000 and paid fees of $100,000 which were deducted from the proceeds of the Note.    The note payable is secured by the assets of the Company and its subsidiary (MCC).    On January 14, 2008, the Company entered into an amendment to the promissory note which modified its payment schedule, beginning January 15, 2008.  The financial statements reflect these amendments as of December 31, 2007.  The Company has made all payment in accordance with the new amendment.

On January 14, 2008, the Company entered into an amendment to its (i) Promissory Note dated June 26, 2007 between Dutchess Private Equities Fund, Ltd. (“Dutchess”), on the one hand (“Promissory Note”); and (ii) the Security Agreement dated June 26, 2007 between Dutchess and Metropolitan Computing Corp. (“MCC”) (collectively, the “Agreements”).  Pursuant to the amendment the parties agreed to the following:

1.
The Agreements remain in full force and effect, except as set forth below, and any other financing agreements between Dutchess and Bedminster remain in full force and effect and are not effected in any way by this Amendment.

2.	Bedminster shall provide a warrant to Dutchess to purchase up to 8,584,000 shares of common stock with an exercise price of par.

3.	Paul Patrizio, and those entities under the control of Mr. Patrizio, pledged all Bedminster shares held by him, (the “Shares”), to Dutchess.

4.
Bedminster acknowledges that it has failed to make at least three required payments under the Promissory Note, totaling approximately $147,005, and that its current indebtedness to Dutchess is approximately $1,327,611.92 as of January 10, 2008.

5.	Bedminster shall timely make the payments set forth below to Dutchess with monthly payments due on or before the first day of each month:

January 15, 2008	Five thousand dollars ($5,000)/month
February 1, 2008 – April 1, 2008	Five thousand dollars ($5,000)/month
May 1, 2008 – June 1, 2008	Interest only payments based upon outstanding principal on the Promissory Note/month
July 1, 2008 – December 1, 2008	Twenty-five thousand dollars ($25,000)/month
January 1, 2009 – March 1, 2009	Forty thousand dollars ($40,000)/month
April 1, 2009 – June 1, 2009	Fifty thousand dollars ($50,000)/month
July 1, 2009 and each month	Seventy thousand dollars ($70,000)/month
thereafter until the Face Amount is paid in full

Bedminster National Corp and Subsidiaries
Notes to Financial Statements
December 31, 2007 (Consolidated) and 2006

6.
If, at any time after Closing, the Company receives financing from a third party (excluding Dutchess), we are required to pay to Dutchess twenty percent (20%) of the proceeds raised from the third party up to an aggregate amount of $3,000,000 (the “Threshold Amount”), and 100% of the proceeds raised from the third party in excess of the Threshold Amount.  The Company agrees to pay twenty percent (20%) of any proceeds raised up to the Threshold Amount and one hundred percent (100%) of any proceeds raised in excess of the Threshold Amount toward the Accelerated Repayment of the Promissory Note with Interest until such time as the Face Amount of the Promissory Note, including accrued interest and penalties, has been paid in full.

7.
The Company acknowledges that the failure to meet any of the obligations as described herein constitutes an Event of Default under the Agreements, and that in the Event of Default, the Escrow Agent shall be obligated to deliver the Shares to Dutchess.

Aggregate maturities of notes payable of the Company due within five years are as follows:

Year	Amount

2008	$156,387
2009	672,554
2010	735,224
2011	8,025
2012 and thereafter	13,381
Total	$1,585,571

During the twelve months ended December 31, 2007, the Company amortized $143,020 of notes payable discount.

NOTE 6      CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

Convertible notes payable – stockholders consisted of the following at December 31:

	2007	2006
Convertible notes issued August 2006 (a)	$275,000	$275,000

Convertible notes issued during 2007 (b)	125,000	-0-
	400,000	275,000
Less: debt discount	64,112	34,652
	335,888	240,348
Less: current portion	335,888	240,348
Convertible notes payable, net of current portion	$-0-	$-0-

(a)
During 2006, several private placements to investors were completed in amounts ranging from $25,000 to $100,000 with interest payable (monthly in cash) at 10% percent per annum.  The investors received a one year Convertible Promissory Note in amounts ranging from $25,000 to $100,000.  The Company also issued 550,000 shares of the Company’s common stock in accordance with the private placement memorandum.  The proceeds of the offering were allocated to the shares of common stock based on a recent cash offering price.  The Company recorded a discount on the note payable of $55,000.  The discount was amortized over the life of the note.  The Company has agreed to register the common stock with the Securities and Exchange Commission within 180 days from closing.  In September of 2007, the Company issued an additional 275,000 class A shares of stock in exchange for a one year extension on the notes payable to August 2008.  Accordingly, the Company has recorded an additional discount on the note payable of $68,749, which will be amortized over the life of the notes.

(b)
During 2007, several private placements to investors were completed in the amounts ranging from $25,000 to $50,000 with interest payable (monthly in cash) at 10% percent per annum, with final payments due during 2008.  These investors received a one year Convertible Promissory Note in the total amounts of in amounts ranging from $25,000 to $50,000.  The Company also issued 205,000 shares of the Company’s common stock in accordance with the private placement memorandum.  The proceeds of the offering were allocated to the shares of common stock based on a recent cash offering price.  The Company recorded a discount on the note payable of $43,000.  The discount will be amortized over the life of the note.  The Company has agreed to register the common stock with the Securities and Exchange Commission within 180 days from closing.

Bedminster National Corp and Subsidiaries
Notes to Financial Statements
December 31, 2007 (Consolidated) and 2006
NOTE 7      STOCKHOLDERS’ DEFICIT

( A) Common Stock Issued for cash

During 2007, the Company issued 30,900 shares of Class A stock with a fair value of $5,284 in exchange for cash.

During 2006, the Company issued 550,000 shares of Class A stock for cash of $55,000 ($0.10 per share).

( B) Common Stock Issued for debt

During 2007, the Company issued 1,875,000 shares with a fair value of $197,000 in connection with the Dutchess note.  See Note 5.  In addition, 187,500 shares were issued in connection with payment of the Dutchess note with a fair value of $29,495, of which $21,288 was applied to principal and $8,207 was paid for interest.

( C) Common Stock Issued for Services

580,000 shares with a fair value $64,005 of Class A common stock was for services during the year ended December 31, 2007 of which $37,985 was charged to general and administrative for consulting services and $26,020 was charged to professional fees.

During 2006, the Company issued 260,000 shares of Class A common stock which consisted of 110,000 shares for legal services, 100,000 shares for consulting services, and 50,000 shares for accounting services with a fair value of $26,000 ($0.10/share).

( D) Common Stock Issued for extension on convertible notes payable

During 2007, the Company issued 275,000 shares of Class A stock with a fair value of $68,749 in exchange for one year extension on the convertible notes payable.  See Note 6.

( E) Common Stock Issued with convertible notes payable

During 2007, the Company issued 205,000 shares of Class A stock with a fair value of $43,000 in connection with the issuance of convertible notes payable. See Note 6.

( F) Conversion of Class A to Class B

On May 7, 2007, a stockholder converted 2,000 Class B shares to 2,000 Class A shares.

During 2006 stockholders converted 48,000 Class B shares to 48,000 Class A shares.

NOTE 8      RELATED PARTY TRANSACTIONS

The Company has entered into an employment agreement with the sole officer of the Company that became effective May 1, 2006.  See Note 9 (A).

During 2007 and 2006, the Company entered into convertible notes payable transactions with stockholders for $125,000 and $275,000, respectively (See Note 7).

In October 2006, the Board of Directors agreed to pay Apogee Partners Ltd. a fee of $200,000 in cash for arranging the Dutchess Equity Line.  A portion of such fee shall be paid from time to time only when the Board of Directors determines the Company has sufficient operating funds and only when there is an amount of operating funds remaining after such payment equal to any such payment.  Apogee is affiliated with our CEO Mr. Patrizio.  As of December 31, 2007 and 2006,  the Company paid $13,000 and $5,000, respectively.

Bedminster National Corp and Subsidiaries
Notes to Financial Statements
December 31, 2007 (Consolidated) and 2006

NOTE 9      COMMITMENTS AND CONTINGENCIES

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

The Company has entered into an employment agreement with Seller of MCC whereby an aggregate $200,000 and 1,000,000 shares of Class A Common Stock of BNC can be earned by the Seller if certain income is earned over the next two years.

(B) Consulting Fee

In October 2006, the Board of Directors agreed to pay Apogee Partners Ltd. a fee of $200,000 in cash for arranging the Dutchess Equity Line.  A portion of such fee shall be paid from time to time only when the Board of Directors determines the Company has sufficient operating funds and only when there is an amount of operating funds remaining after such payment equal to any such payment.  Apogee is affiliated with our CEO Mr. Patrizio.  As of December 31, 2007 and 2006 the Company paid $13,000 and $5,000, respectively.

(C) Leases

The Company leases offices under a lease agreement expiring in December 31, 2008, requiring rental payments of approximately $65,000 per annum.  Rent expense during 2007 and 2006 was approximately $32,000 and $7,000, respectivley.

NOTE 10      EQUITY INVESTMENT AGREEMENT

On June 29, 2006, the Company entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund II, LLP (“Dutchess”) to provide the Company with an equity line of credit. Pursuant to this Agreement, upon effectiveness of the registration statement, Dutchess is contractually obligated to purchase up to $10,000,000 of the Company’s Stock over the course of 36 months (“Line Period”), after a  registration statement has been declared effective (“Effective Date”). The amount that the Company shall be entitled to request from each of the purchase “Puts”, shall be equal to either 1) $100,000 or 2) 200% of the average daily volume (U.S market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date. The ADV shall be computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at ninety-five percent (95%) of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, the Company shall not be entitled to deliver another Put Notice.  The Company shall automatically withdraw that portion of the put notice amount, if the Market Price with respect to that Put does not meet the Minimum Acceptable Price.  The Minimum Acceptable Price is defined as seventy-five (75%) of the lowest closing bid price of the common stock for the three (3) trading days prior to the Put Date.  As of December 31, 2007, the Company has issued 187,500 shares and received proceeds of $29,495 under the agreement

Bedminster National Corp and Subsidiaries
Notes to Financial Statements
December 31, 2007 (Consolidated) and 2006

NOTE 11    BUSINESS ACQUISITION

On July 3, 2007, Bedminster National Corp entered into a Stock Purchase Agreement (“Agreement”) with Metropolitan Computing Corporation, a  New Jersey Corporation (“MCC”) and Seller in which the Company acquired eighty (80%) percent of the issued and outstanding shares of MCC.  In consideration for the purchase of the shares of MCC, the Company agreed to pay up to a total of Eight Hundred Thousand Dollars ($800,000.00) plus 1,000,000 shares of our Class A Common Stock; provided, however, that such Purchase Price will be adjusted in accordance with terms of the Agreement.  The Company paid the Purchase Price in the following manner: (i) Three Hundred Thousand and 00/100 Dollars ($300,000.00) at Closing, and (ii) Three Hundred Thousand and 00/100 Dollars ($300,000.00) paid by a Buyer Promissory Note delivered at the Closing, and (iii) an aggregate of Two Hundred Thousand and 00/100 Dollars and 1,000,000 shares of our Class A Common Stock to be earned by Seller and paid by Buyer in accordance with the Agreement.  At December 31, 2007, the Company does not anticipate the seller earning these additional amounts due under contract and has accordingly not recorded the contingent purchase price.  The Company used the proceeds from the July 3, 2007 Promissory Note with Dutchess Private Equities Fund, Ltd. for the initial payment to Seller.

Bedminster National Corp also provided a revolving credit line (“Line”) to MCC at closing of four hundred thousand dollars ($400,000).  The Line provides for an interest rate of eight (8%) percent, and interest and principal will be repaid to us annually.    The loan is eliminated in consolidation.  At any time after the third anniversary of the Closing provided that the Line has been repaid, Seller may put his remaining shares of MCC (“Sellers’ Shares”) to BNC and the Company must purchase Seller’s Shares at the Put Price. The Put Price is the per share amount based upon the average of two most recent years of MCC’s audited annual EBITDA multiplied by six (6) and divided by five (5) or $200,000, whichever is greater (the “Put Amount”).  The Put Amount will be paid to Seller in cash in three (3) equal annual payments.   Also, the Company entered into an employment agreement with Seller which provides for a five (5) year term and  have  mutually agreed to salary, benefits and other standard provisions including a non-compete clause.

 The preliminary allocation of the total purchase price of MCC’s net tangible and identifiable assets was based on their estimated fair value as of July 3, 2007. The total purchase price of $ 603,849 has been allocated as follows:

Purchased

CASH	$44,291
ACCOUNTS RECEIVABLE	85,006
INVENTORY	110,518
EMPLOYEE LOAN RECEIVABLE	16,167
NET PROP AND EQUIP	52,838
CUSTOMER LIST	373,400
TECHNOLOGY RIGHTS	275,000
$957,220

ACCOUNTS PAYABLE	$91,054
LINES OF CREDIT	112,326
MINORITY INTEREST	150,000
353,380

PURCHASE PRICE	603,840
$957,220

Bedminster National Corp and Subsidiaries
Notes to Financial Statements
December 31, 2007 (Consolidated) and 2006

The following un-audited pro-forma summary presents the results of operations as if the MCC, Inc acquisition described above had occurred as of the beginning of each of the periods presented below and is not necessarily indicative of the results that would have occurred had the transactions been completed as of that date or results that may occur in the future.

Pro-forma results for the years ended December 31, 2007 and 2006 are as follow:

	2007	2006
Gross revenues	$1,479,152	1,915,447
Net loss from continuing operations before minority interest	(1,482,556)	(309,657)
Minority interest share of (loss) income	91,295	9,205

Net loss from continuing operations	(1,391,261)	(303,452)
Discontinued operations	(258,819)	-0-
Net loss	$(1,132,442)	(303,452)

Loss per share	$(0.14)	(0.04)
Weighted average shares outstanding	9,865,774	7,836,104

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

For the twelve months ended December 31, 2007	Other	MCC	Elim	TOTAL

Revenue	$22,226	$715,834	$(20,726)	$717,334
Loss from continuing operations	(932,218)	(456,473)	44,981	(1,343,710)

Assets	1,022,427	401,338	(419,492)	1,004,273
Depreciation and Amortization	46,924	7,548	0	54,472
Purchase of property and equipment	0	0	0	0

NOTE 13    DISCONTINUED OPERATIONS/SPIN-OFF

On January 18, 2007, Bedminster National Corp. established two wholly owned subsidiaries (Bedminster Capital Corp, (“BCC’) a real estate management company and Bedminster Financial Corp, (“BFC”) an investment management company) in the State of Nevada.  On August 31, 2007, both entities were spun-off from Bedminster National Corp. as a spin-off to shareholders.  At the time of distribution BCC and BFC had net capital deficiencies of $258,819.  The elimination of these net capital deficiencies was recorded as an increase to contributed capital.

Bedminster National Corp and Subsidiaries
Notes to Financial Statements
December 31, 2007 (Consolidated) and 2006

NOTE 14    SUPPLEMENTAL CASH FLOW INFORMATION

(a)	Supplemental Cash Flow Information

	2007	2006
Cash paid for income taxes	$2,397	$750
Cash paid for interest	$260,139	$13,025

(b)	Non cash transactions

	2007	2006
Asset and liabilities purchases
at business acquisition (see Note 11)	$344,921	$-0-
Transfer of net liabilities of
discontinued operations (see Note 13)	$258,819	$-0-
Stock issued for debt discount	$308,750	$-0-
Notes payable issued for debt discount	$375,000	$-0-
Stock issued to repay notes payable	$21,285	$-0-

NOTE 15 SUBSEQUENT EVENTS (UNAUDITED)

 On February 29, 2008, the Company entered into a Letter of Intent to acquire eighty (80%) percent of the outstanding shares of another company for approximately $16,000,000 to be paid in a combination of cash, mandatory redeemable convertible preferred stock and an earn-out by the Seller pursuant to which the Seller will receive forty (40%) percent of distributions made by the acquired company.

At any time after the fifth anniversary of the Closing, the Seller may put the balance of his shares to the Company and the Company must purchase the Seller Shares.   Also,  the Company will enter into an Employment Agreement with the Seller which will provide for a five (5) year term and  have  mutually agreed to salary, benefits and other standard provisions including a non-compete clause.

Pursuant to the letter of intent, the parties have sixty (60) days to complete their due diligence and execute a definitive purchase agreement or the letter of intent is terminated.

During 2008, the Company issued 27,500 shares of the Company’s Class A common stock to F. Chandler Coddington Jr., IRA, Beacon Trust Company, Trustee for a convertible note.   Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.  In addition, the Company issued 180,000 to Dutchess in connection with the loan.

Item 8.                       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

(1)	Previous Independent Registered Auditors:

On December 28, 2007, Webb & Company, P.A. (“Webb”) resigned as independent registered auditor for the Company.   The Company engaged Withum Smith & Brown, P.C. (“Withum”) as its new independent registered auditors as of January 7, 2008.  Prior to such date, the Company did not consult with Withum regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered, or (iii) any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S- B.  This decision to engage Withum was ratified by the majority approval of the Board of Directors of the Company.

Item 8A.  Controls and Procedures.

 The Company's management evaluated, with the participation of its President, the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the SEC Act of 1934) as of December 31, 2007.  Based on such evaluation, the President of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is not operating in an effective manner.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of management, including our President, we conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During management’s evaluation of internal controls over financial reporting, the following material weaknesses in the internal control over financial reporting procedures were found:

-	There is no Audit Committee in place as required by the Sarbanes-Oxley Act of 2002.
-	There is no Whistleblower Policy adopted and communicated to all staff and management.
-	There are no controls in place to ensure complete and accurate recording of all trade payables, accrued liabilities and accrued purchases.
-	There are no controls in place to ensure complete and accurate preparation of the Statement of Cash Flows as they are currently not reviewed and re-calculated by a person other than the preparer.
-	There is no independent review of expenditures that are approved by the CEO by the Audit Committee to ensure validity of expenditures.
-	There is no independent review of expenditure classifications to ensure they are complete and accurate.
-	All spreadsheets that are used in connection with preparation of the financial statements are not independently re-calculated, reviewed and approved by management.
-	There is no independent review and re-calculation of stockholders’ equity section of the financial statement.
-	There is no independent review and re-calculation of investments in subsidiaries and other equity investment values represented in the financial statements.
-
There is no independent review by company management that financial statements are prepared in conformity with GAAP and SEC reporting requirements as well as related footnote disclosures based on current GAAP and SEC standards.

Based on the material weaknesses noted above, management concludes that the internal controls over financial reporting are not effective.  Management will be undertaking remediation efforts on a cost-effective basis to remediate material weaknesses during the next fiscal year.  Based on cost constraints not all material weaknesses are expected to be remediated.  As a result, internal controls over financial reporting are expected to remain not effective until revenues from operations are sufficient to support additional internal controls and the formation of an audit committee.

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the SEC Act of 1934) identified in connection with the evaluation as of December 31, 2007 by the President, which occurred during the most recent fiscal quarter, which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report

Item 8B.                       Other Information.

None.

PART III

Item 9.                      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

Paul Patrizio	51	President, Chief Executive Officer, Chief Financial Officer, Chairman	April 2005

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Paul Patrizio

Paul Patrizio has been the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors since inception in April 2005.  Mr. Patrizio has been Chairman and the principal stockholder of Apogee Holdings Inc. and Apogee Partners Ltd., private investment companies (collectively “Apogee”) since 1999. From 1999 to 2005 Apogee has provided investment capital and consulting services with respect to management, financing and development matters to various small and medium sized companies.

Prior to Apogee, he was a Senior Managing Director and partner at Angel Investments LLC, an investment banking firm and registered broker-dealer based in New York City where he specialized in corporate and securities matters . Prior to Angel, Mr. Patrizio was a partner in a New York City law firm where he specialized in corporate and securities matters. From July 2004 to March 2005, Mr. Patrizio was the Chairman and Chief Financial Officer of Somerset International Group Inc. a public company (OTC:SOSI) which is currently a holding company for Secure Systems, Inc. a wireless security company.

Term of Office

The Company’s director was appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

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

Item 10.                                Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Paul Patrizio, President, Chief	2007	$209,375	0	0	0	0	0		$209,375
Executive Officer,	2006	$173,067	0	0	0	0	0		$173,067
Chief Financial Officer

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2007, and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

The Company entered into an employment agreement with Paul Patrizio, our sole officer and director, which became effective on May 1, 2006.  The employment agreement has a term of nine (9) years and calls for an annual salary of $250,000 (which amount shall be increased by $35,000 when and if our revenues, based on the trailing twelve months over per forma basis, exceed $10,000,000 and there after increase by an additional $25,000 for each proforma revenue increase of $10,000,000), which salary shall increase by no less then 5% annually.  In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling the greater of the balance of the term of the agreement or one year’s salary.  In addition, Mr. Patrizio will receive a $600 per month automobile allowance, $100 cellular telephone allowance, a $200 home office allowance and a professional fee allowance of $100 per month.  Mr. Patrizio also earns an annual bonus of 10% of the annual adjusted EBITDA earnings, which can be paid 65% in cash and 35% in Class A Common Stock at the annual average stock price.  He is also entitled to all employee benefits and life insurance in the amount of $3,000,000.  The agreement also calls for Mr. Patrizio to receive a lump sum payment of 300% of his annual salary upon death or termination during the term of the agreement.

The Company entered into an employment agreement with Michael Levin, the President of MCC, which became effective on July 2 , 2007.  The employment agreement has a term of five (5) years and calls for an annual salary of $180,000 which amount shall  increase by no less than 5% annually.  In the event of termination of employment without cause, the agreement provides that the Company shall pay severance equaling 60%  of his salary for the balance of the term of the agreement ..  In addition, Mr. Levin will receive a $500 per month automobile allowance and a $400 per month cellular telephone allowance and  home office allowance .    He is also entitled to all employee benefits and life insurance in the amount of $1,500,000.  The agreement also calls for Mr. Levin to receive his annual salary upon death or disability for a one year period after such event.

Compensation of Directors

For the fiscal year ended December 31, 2007, we did not compensate our directors for their services.

Item 11.                                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of April 11, 2008, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

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

(2)Based on 9,730,900 shares of Class A Common Stock issued and outstanding, and 2,154,000 shares of Class B Common Stock issued and outstanding as of April 11, 2008.  The shares of Class A Common Stock have no voting rights. The shares of Class B Common Stock have voting rights.

Item 12.                                Certain Relationships and Related Transactions.

On October 4, 2006, the Board of Directors agreed to pay to Apogee Partners Ltd. a fee of $200,000 in cash for arranging the Dutchess Equity Line.  A portion of such fee shall be paid from time to time only when the Board of Directors determines the Company has sufficient operating funds and only when there is an amount of operating funds remaining after such payment equal to any such payment.  As of December 31, 2007 $13,000 of this fee was paid to Apogee. Apogee is affiliated with Mr. Patrizio.

Item 13.                                Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Incorporated by reference to Amendment No. 1 to Form SB-2 filed on September 16, 2005

3.1.2	Amendment to Articles of Incorporation	Incorporated by reference to Amendment No. 2 to Form SB-2 filed on November 16, 2005

3.2	Bylaws	Incorporated by reference to Amendment No. 1 to Form SB-2 filed on September 16, 2005

10.1	Investment Agreement dated June 29, 2006 by and between the Company and Dutchess Private Equities Fund II, LLP	Incorporated by reference to Form SB-2 filed on August 31, 2006

10.2	Registration Rights Agreement dated June 29, 2006 by and between the Company and Dutchess Private Equities Fund II, LLP	Incorporated by reference to Form SB-2 filed on August 31, 2006

10.3	Consulting Agreement between the Company and Greenwich Solutions, Inc. dated November 2, 2005	Incorporated by reference to Amendment No. 2 to Form SB-2 filed on November 16, 2005

10.4	Consulting Agreement between the Company and Animagic Entertainment Group, Inc. dated May 1, 2005	Incorporated by reference to Amendment No. 2 to Form SB-2 filed on November 16, 2005

10.5	Line of Credit Agreement with Signature Bank of New York	Incorporated by reference to Amendment No. 5 to Form SB-2 filed on March 6, 2006

10.6	Employment Agreement	Incorporated by reference to Form SB-2 filed on August 31, 2006

10.7	Bank of New York Loan	Incorporated by reference to Form SB-2 filed on August 31, 2006

21	Subsidiaries	Filed herewith

14.1	Code of Ethics	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.                                            Principal Accounting Fees and Services.

Audit Fees

The following table sets forth the fees for services provided by Withum, and Webb and Co. relating to the year ended December  31, 2007.

	Withum	Webb & Co
Audit Fees	$40,000	$14,926
Total	$40,000	$14,926

Audit Related Fees

For our fiscal years ended December 31, 2007 and 2006 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended December 31, 2007 and 2006, we were billed $1,000 and $1,000, respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEDMINSTER NATIONAL CORP.

By:	/s/ Paul Patrizio
PAUL PATRIZIO
President, Chief Executive Officer, Chief Financial Officer

Date:	April 11, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Patrizio	President, Chief Executive Officer,	April 11, 2008
PAUL PATRIZIO	Chief Financial Officer