Form 10-Q
period 2008-02-11
BEDMINSTER NATIONAL CORP
filed 2008-05-19
CIK 1334314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

BEDMINSTER NATIONAL CORP.
 (Exact name of registrant as specified in Charter

NEVADA	000-52191	20-2779605
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

90 Washington Valley Road, Bedminster, New Jersey 07921
 (Address of Principal Executive Offices)
 _______________

 (908) 719-8940
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 5, 2008:  10,858,400 shares of Class A Common Stock and 2,154,000 shares of Class B Common Stock.

Bedminster National Corp

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

Item 1. Financial Information

Bedminster National Corp

FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	December
	2008	31,
CURRENT ASSETS	(unaudited)	2007
Cash and cash equivalents	$49,267	$33,062
Accounts receivable	96,045	128,847
Inventory, net	136,367	136,619
Other current assets	49,429	56,876

Total current assets	331,108	355,404

Property and equipment, net	44,340	46,383

OTHER ASSETS
Deposits	400	400
Customer list, net	333,393	346,729
Technology rights, net	245,536	255,357
Total other assets	579,329	602,486

TOTAL ASSETS	$954,777	$1,004,273

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$455,741	$399,075
Accrued interest	40,718	28,014
Advances from related party	56,742	6,720
Lines of credit	269,463	207,553
Notes payable - current portion, net of debt discount of $46,449 and $2,197, respectively	367,743	154,192
Convertible notes payable - stockholders net of debt discount of $34,800 and $64,112, respectively	390,200	335,888
Total current liabilities	1,580,607	1,131,442

OTHER LIABILITIES
Notes payable - net of current portion and net of debt discount of $383,638 and $426,783, respectively	840,640	1,002,399

TOTAL LIABILITIES	2,421,247	2,133,841

Minority Interest	38,709	58,705

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding, respectively	-	-
Common stock – Class A, $0.0001 par value, 200,000,000 shares authorized, 9,730,900 and 9,523,400 shares issued and outstanding, respectively	974	953
Common stock – Class B, $0.0001 par value, 3,000,000 shares authorized, 2,154,000 and 2,154,000 shares issued and outstanding, respectively	215	215
Additional paid in capital	868,746	820,437
Accumulated deficit	(2,375,114)	(2,009,878)

Total Stockholders’ deficit	(1,505,179)	(1,188,273)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$954,777	$1,004,273

Notes to the Financial Statements are an integral part of these statements.

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 3, 2008 and 2007

	2008	2007
REVENUES	$412,091	$1,000

Cost of goods sold	236,850	-

Gross profit	175,241	1,000

OPERATING EXPENSES
Professional fees	59,333	26,680
Officer compensation	124,984	65,942
Selling expenses	41,617	-
General and administrative	177,614	22,716
Total operating expenses	403,548	115,338

LOSS FROM OPERATIONS	(228,307)	(114,338)

OTHER INCOME (EXPENSE)
Interest expense	(156,940)	(22,311)
Interest income	15	-
Total other income (expense), net	(156,925)	(22,311)

LOSS BEFORE INCOME TAXES	(385,232)	(136,649)

Provision for income taxes	-	520

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(385,232)	(137,169)

Minority interest share of loss	19,996	-

LOSS FROM CONTINUING OPERATIONS	(365,236)	(137,169)

DISCONTINUED OPERATIONS
Bedminster Capital Corp	-	(14,423)
Bedminster Financial Corp	-	(14,220)
	-	(28,643)

NET LOSS	(365,236)	(165,812)

Net loss per share - basic and diluted
Continuing operations	$(0.03)	$(0.02)
Discontinued operations	-	-
Net Loss per share - basic and diluted	$(0.03)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	11,777,900	7,930,620

Notes to the Financial Statements are an integral part of these statements.

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(365,236)	$(137,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,200	153
Amortization of note payable discount	73,455	13,750
Stock issued for services	-	5,000
Stock issued for interest expense	3,080	-
Minority interest	(19,996)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	32,802	-
(Increase) decrease in inventory	252	-
(Increase) decrease in other current assets	7,447	-
Increase (decrease) in accounts payable and accrued expenses	56,666	14,125
Increase (decrease) in accrued interest	76,380	(1)
Increase in advance from related party	50,022	-
Net Cash Used In Operating Activities in continuing operations	(59,928)	(104,142)
Net Cash Used In Operating Activities in discontinuing operations	-	(22,984)
Net Cash Used in Operating Activities	(59,928)	(127,126)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	5,284
Repayment of notes payable	(10,777)	(1,398)
Proceeds from convertible notes payable - stockholder	25,000	-
Proceeds from lines of credit, net	61,910	49,515
Net Cash Provided By Financing Activities	76,133	53,401

NET INCREASE (DECREASE) IN CASH	16,205	(73,725)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,062	110,852

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,267	$37,127

Notes to the Financial Statements are an integral part of these statements.

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of March 31, 2008

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “Commission”) and include the results of Bedminster National Corp (the “Company”).  Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended December 31, 2008.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2008 and the results of its operations and cash flows for the three month period ended March 31, 2008.  Results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the entire year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2007 included in the Company’s Form 10-KSB filed with the Commission on April 15, 2008.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has an accumulated deficit of $2,375,114, negative working capital of $1,249,499, and has a negative cash flow from operations of $59,928 and is in default on one note payable at March 31, 2008.   These conditions raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans may provide the opportunity for the Company to continue as a going concern.

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

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of March 31, 2008

(C) Principles of Consolidation

The 2007 consolidated financial statements include the accounts of Bedminster National Corp. and its two wholly owned subsidiaries Bedminster Financial Corp., Bedminster Capital Corp., both from January 18, 2007 to March 31, 2007.  The operations of BFC and BCC have been reclassified to Discontinued Operations, as the entities were spun-off in August 2007.  The 2008 consolidated financial statements include its 80% owned subsidiary Metropolitan computing Corporation from January 1, 2008 to March 31, 2008.  All significant inter-company accounts and transactions have been eliminated in consolidation.

(D) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Significant estimates included in these financial statements include the valuation of equity transactions.  Actual results could differ from those estimates.

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

(G) Concentration of Credit Risk

A significant portion of the Company’s total revenues for the quarter ended March 31, 2008 and 2007 have been derived from four customers and one customer, respectively.  Combines sales for these customers accounted for approximately 67 percent and 100 percent of sales for the three months ended March 31, 2008 and 2007, respectively.  In addition, in 2008 four customers accounted for approximately 92% of accounts receivable.

 (H) Accounts Receivable

Accounts receivable are non-interest bearing uncollateralized customer obligations. Accounts receivable are stated at the amounts billed to the customer. Customer account balances with invoices over 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices as received. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s estimate of the amounts that will not be collected. No allowances for doubtful accounts exist as of March 31, 2008 and 2007.

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of March 31, 2008

(I) Inventory

Inventory consists primarily of parts and work in process products held for sale.  Inventory, at year end, is stated at the lower of cost or market, with cost being determined on a first in/first out basis.  Significant components of inventory at March 31, 2008 and December 31, 2007 amounted to the following:

	2008	2007

Raw materials	$128,146	$128,398
Work in Progress	8,221	8,221
	$136,367	$136,619

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

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of March 31, 2008

 (M) Revenue Recognition

Revenues include fees billed for consulting services on a month to month contract.  These revenues are recognized as the services are performed.  Revenues also include sales for pharmaceutical machines sold.  These revenues are recognized when the machine is delivered to the customer.

(N) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At March 31, 2008, deferred tax assets amounted to approximately $356,267 which related to net operating loss carry forwards.  The Company recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which are currently not realizable.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s consolidated financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

 (O) Employee Benefit Plan

The Company maintains a qualified deferred compensation plan under section 401k of the Internal Revenue Code.  Under the plan, employees may elect to defer a portion of their salary, subject to limits set by the Internal Revenue Service.  In addition, the plan allows for the Company to make discretionary contributions based on the participants’ salaries.  The Company made contributions to the plan for the three months ended March 31, 2008 and 2007 of $1,686 and $-0- , respectively.

(P) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares (classes A and B) outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of March 31, 2008 and 2007, there were 500,000 and -0- shares, respectively that are issuable upon conversion of the convertible notes payable and 8,548,000 and -0- warrants outstanding to purchase common stock, respectively, that were not included in dilutive net loss per share as the effect was anti-dilutive.

(Q) Stock-Based Compensation

Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of March 31, 2008

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

The Company has not issued any stock options at March 31, 2008.

 (R) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

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

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of March 31, 2008

NOTE 2      INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2008 and December 31, 2007:

	2008	2007

Customer list	$373,400	$373,400
Technology rights	275,000	275,000
	648,400	648,400
Less: Accumulated amortization	69,471	46,314
	$578,929	$602,086

Amortization expense amounted to $23,157 and $-0- for the three months ended March 31, 2008 and 2007, respectively.  The Company anticipates amortization expense to amount to approximately $93,000 per year for the next five years.

NOTE 3      LINES OF CREDIT

During 2008 and 2007, respectively the Company had lines of credit available of $285,000 and $235,000, respectively with various financial institutions.  The lines bear interest between .75% and 1.5% over prime (8.75% and 9.75%) as of March 31, 2008 and December 31, 2007, respectively, on all outstanding principal amounts.  There was $269,463 and $207,553 outstanding as of March 31, 2008 and December 31, 2007, respectively.  The sole officer of the Company has personally guaranteed $150,000 of the available credit.  The remaining lines are unsecured.

NOTE 4      NOTES PAYABLE

Notes payable consisted of the following at March 31, 2008 and December 31, 2007:

	2008	2007

Note payable (a)	$41,097	$41,773
Promissory note shareholder, bearing interest at 8% (b)	262,471	272,572
Promissory note, bearing interest at 12% (c)	1,334,902	1,271,226
	1,638,470	1,585,571
Less: debt discount	(430,087)	(428,980)
	1,208,383	1,156,591
Less: current portion	367,743	154,192
Notes payable, net of current portion	$840,640	$1,002,399

(a)   The note payable bear interest variable between 8.5% and 9.5%, per annum with monthly principal and interest payments of $ 795 monthly, secured by assets of the Company, final payments due June 2013.

(b)   On July 3, 2007, the Company issued a promissory note to the principal shareholder of MCC in the amount of $300,000 payable monthly over 36 months with an 8% interest rate. The note is currently in default due to payments not being made in accordance with agreement.  Consequently the outstanding principal balance has been classified as short term with in the financial statements.

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of March 31, 2008

(c)   On July 3, 2007, the Company issued a promissory note to Dutchess Private Equities Fund, Ltd. (the “Investor” or “Dutchess”) for $1,375,000 (“Face Amount”) which has a two-year term and bears annual interest at 12%.  The note included a discount of $275,000 whereby the Company was to receive proceeds from the note of $1,100,000.  In January 2008, the loan was amended. Pursuant to this amendment, the Company is required to make mandatory payments to the Investor in the amount of $5,000 per month for January 15, 2008 through April 1, 2008, $13,438 per month for May 1, 2008 through June 1, 2008, $25,000 each month from July 1, 2008 through December 2008, $40,000 for January 1, 2009 through March 1, 2009, $50,000 a month for April 1, 2009 through June 1, 2009 and $70,000 per month until the face amount of the loan is paid in full.  In addition, pursuant to the amendment the Company shall provide a warrant to Dutchess to purchase up to 8,484,000 shares of common stock with an exercise price of par.  In the event of default of this Note, the Investor may declare the entire unpaid principal balance of this Note, together with interest accrued, immediately due and payable at the place of payment, without presentment, protest, notice or demand, all of which are expressly waived.  The note payable is secured by the assets of the Company and its subsidiary (MCC).

During the three months ended March 31, 2008, the Company amortized $41,393 of notes payable discount.

NOTE 5      CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

Convertible notes payable – stockholders consisted of the following at March 31, 2008 and December 31, 2007:

	2008	2007

Convertible notes issued August 2006 (a)	$275,000	$275,000
Convertible notes issued during 2007 (b)	125,000	125,000
Convertible notes issued during 2008 (c)	25,000	-0-
	425,000	400,000
Less: debt discount	34,800	64,112
	390,200	335,888
Less: current portion	390,200	335,888
Convertible notes payable, net of current portion	$-0-	$-0-

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

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of March 31, 2008

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

(c)
During 2008, a private placement to an investor was completed in the amounts ranging of $25,000 with interest payable (monthly in cash) at 10% percent per annum, with final payments due during 2009.  This investor received a one year Convertible Promissory Note in the total amount of $25,000.  The Company also issued 27,500 shares of the Company’s common stock in accordance with the private placement memorandum.  The proceeds of the offering were allocated to the shares of common stock based on a recent cash offering price.  The Company recorded a discount on the note payable of $2,750.  The discount will be amortized over the life of the note.  The Company has agreed to register the common stock with the Securities and Exchange Commission within 180 days from closing.

During the three months ended March 31, 2008, the Company amortized $32,062 of notes payable discount.

NOTE 6      STOCKHOLDERS’ DEFICIT

 (A) Common Stock Issued for debt

During 2008, the Company issued 180,000 shares in connection with payment of the Dutchess note with a fair value of $3,080 which was applied to interest.

 ( B) Common Stock Issued for convertible notes payable

During 2008, the Company issued 27,500 shares of Class A stock with a fair value of $2,750 in connection with a one year notes payable. This was recorded as debt discount.  See Note 5.

( C) Issuance of Warrant

During 2008, in connection with the refinance of the Dutchess note payable (see note 4), the Company issued 8,584,000 warrants to purchase class A shares of common stock for $.0001 per share.  The warrants have a five year life.  In connection with the transaction, the Company recorded a debt discount in the amount of $42,500.

NOTE 7      RELATED PARTY TRANSACTIONS

The Company has entered into an employment agreement with the sole officer of the Company that became effective May 1, 2006.  See Note 8 (A).

During 2008 and 2007, the Company entered into convertible notes payable transactions with stockholders for $25,000 and $125,000, respectively (See Note 5).

In October 2006, the Board of Directors agreed to pay Apogee Partners Ltd. a fee of $200,000 in cash for arranging the Dutchess Equity Line (see note 8(B)).

At times, a related party loans to Company’s subsidiary money to pay for operating expenses.  At March 31, 2008 and December 31, 2007, $56,742 and $6,720, respectively, was due to the related party.

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of March 31, 2008

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

(B) Consulting Fee

In October 2006, the Board of Directors agreed to pay Apogee Partners Ltd. a fee of $200,000 in cash for arranging the Dutchess Equity Line.  A portion of such fee shall be paid from time to time only when the Board of Directors determines the Company has sufficient operating funds and only when there is an amount of operating funds remaining after such payment equal to any such payment.  Apogee is affiliated with our CEO Mr. Patrizio.  For the three months ended March 31, 2008 and 2007, the Company paid $6,000 and $2,000, respectively and is included in professional fee expense.  As of March 31, 2008, $176,000 is due to Apogee Partners under the agreement.

(C) Leases

The Company leases offices under a lease agreement expiring in December 31, 2008, requiring rental payments of approximately $65,000 per annum.  Rent expense during 2008 was approximately $17,000.

NOTE 9      EQUITY INVESTMENT AGREEMENT

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

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of March 31, 2008

There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, the Company shall not be entitled to deliver another Put Notice.  The Company shall automatically withdraw that portion of the put notice amount, if the Market Price with respect to that Put does not meet the Minimum Acceptable Price.  The Minimum Acceptable Price is defined as seventy-five (75%) of the lowest closing bid price of the common stock for the three (3) trading days prior to the Put Date.  As of March 31, 2008, the Company has issued 367,500 shares and received proceeds of $32,574 under the agreement

NOTE 10    BUSINESS AQUISITION

On July 3, 2007, Bedminster National Corp entered into a Stock Purchase Agreement (“Agreement”) with Metropolitan Computing Corporation, a  New Jersey Corporation (“MCC”) and Seller in which the Company acquired eighty (80%) percent of the issued and outstanding shares of MCC.  In consideration for the purchase of the shares of MCC, the Company agreed to pay up to a total of Eight Hundred Thousand Dollars ($800,000.00) plus 1,000,000 shares of our Class A Common Stock; provided, however, that such Purchase Price will be adjusted in accordance with terms of the Agreement.  The Company paid the Purchase Price in the following manner: (i) Three Hundred Thousand and 00/100 Dollars ($300,000.00) at Closing, and (ii) Three Hundred Thousand and 00/100 Dollars ($300,000.00) paid by a Buyer Promissory Note delivered at the Closing, and (iii) an aggregate of Two Hundred Thousand and 00/100 Dollars and 1,000,000 shares of our Class A Common Stock to be earned by Seller and paid by Buyer in accordance with the Agreement.  At March 31, 2008, the Company does not anticipate the seller earning these additional amounts due under contract and has accordingly not recorded the contingent purchase price.  The Company used the proceeds from the July 3, 2007 Promissory Note with Dutchess Private Equities Fund, Ltd. for the initial payment to Seller.

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

 The preliminary allocation of the total purchase price of MCC’s net tangible and identifiable assets was based on their estimated fair value as of July 3, 2007. The total purchase price of $ 603,849 has been allocated as follows:

CASH	$44,291
ACCOUNTS RECEIVABLE	85,006
INVENTORY	110,518
EMPLOYEE LOAN RECEIVABLE	16,167
NET PROP AND EQUIP	52,838
CUSTOMER LIST	373,400
TECHNOLOGY RIGHTS	275,000
$957,220

ACCOUNTS PAYABLE	91,054
LINES OF CREDIT	112,326
MINORITY INTEREST	150,000
353,380

PURCHASE PRICE	603,840
$957,220

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of March 31, 2008

The following un-audited pro-forma summary presents the results of operations as if the MCC, Inc acquisition described above had occurred as of the beginning of each of the periods presented below and is not necessarily indicative of the results that would have occurred had the transactions been completed as of that date or results that may occur in the future.

Pro-forma results for the quarter ended March 31, 2007 are as follow:

Gross revenues	$294,319
Net loss from continuing operations before minority interest	(311,066)
Minority interest share of (loss) income	(34,743)

Net loss from continuing operations	(276,323)
Discontinued operations	(28,643)
Net loss	$(304,966)

Earnings per share	$(0.02)
Weighted average shares outstanding	7,930,620

NOTE 11    SUPPLEMENTAL CASH FLOW INFORMATION

(a)	Supplemental Cash Flow Information

	2008	2007
Cash paid for income taxes	$520	$-0-
Cash paid for interest	$15,902	$13,025

(b)	Supplemental disclosure of non cash investing and financing activities

	2008	2007
Stock issued for debt discount	$2,750	$-0-
Stock issued for debt discount	$42,500	$-0-
Accrued interest converted to
additional notes payable	$63,676	$-0-

NOTE 12    SUBSEQUENT EVENTS

During April 2008, the Company issued 27,500 shares of the Company’s Class A common stock for a promissory note. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

In addition, the Company issued 1,000,000 shares of Class A common stock for a subscription agreement consisting of 24 month notes which are convertible into shares of Class A common stock.

During May 2008, the Company issued 100,000 to Carmac Associates, Inc for services rendered.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Acquisition of Metropolitan Computing Corporation

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

Results of Operations

For the three months ended March 31, 2008 and 2007

Revenues

For the three months ended March 31, 2008 our revenue increased by $411,091  to $412,091 as compared to $1,000 for the three months ended March 31, 2007.  This was primarily attributable to the July 3, 2007 acquisition of MCC.

Operating Expenses

Our net loss from operations for the three month period ending March 31, 2007 was $114,338 as compared to net loss from operations for the three month period ending March 31, 2008 of $228,307.  This was primarily attributable to the July 3, 2007 acquisition of MCC.

Total Operating Expenses for the three months ended March 31, 2008 were $403,548, an increase of $288,210 as compared to $115,338 for the period ended March 31, 2007.  This was primarily attributable to the July 3, 2007 acquisition of MCC.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by financing activities in the form of convertible notes and equity investments.  At March 31, 2008, the Company had cash and cash equivalents of $49,267. In August and May 2006 we completed a private placement to investors in the amounts of $250,000 and $25,000, respectively. The Company drew down on a $50,000 credit line from the Bank of New York in July 2006 and received a $50,000 term loan from the Bank of New York in April 2006.

During the first quarter of 2008, the company sold $25,000 in convertible notes to individual investors.

In January 2006, Signature Bank approved a $50,000 line of credit for the Company.  The line provides an interest rate of 1% above the prime rate (9.25% as of June 30, 2007) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The CEO has personally guaranteed the line and there is $50,137outstanding under the line as of the date hereof.

In March 2008, Team Capital Bank approved a $50,000 line of credit. The line provides an interest rate of 1.0% over prime (6.25% at March 31, 2008) on all outstanding amounts.  $50,000 was outstanding under the line on March 31, 2008.  The CEO has personally guaranteed the line.

PNC Bank has approved a $50,000 line of credit for the Company’s subsidiary (MCC).  The line provides an interest rate of .75% over Prime (8.50 % at March 31, 2008) on all outstanding amounts.  $49,780 was outstanding under the line as of the date hereof.  Such line of credit is unsecured.

Sovereign Bank has approved a $50,000 line of credit for the Company’s subsidiary (MCC).  The line provides an interest rate of 1.49% over Prime (9.24 % at March 31, 2008) on all outstanding amounts.  $34,945 was outstanding under the line as of the date hereof.  Such line of credit is unsecured.

Wachovia Bank has approved a $35,000 line of credit for the Company’s subsidiary (MCC).  The line provides an interest rate that fluctuates with the prime rate (9.5% at March 31, 2008) on all outstanding amounts.  $34,267 was outstanding under the line as of the date hereof.  Such line of credit is unsecured.

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

On January 14, 2008, the Company entered into an amendment to its (i) Promissory Note between Dutchess Private Equities Fund, Ltd. (“Dutchess”), on the one hand (“Promissory Note”); and (ii) the Security Agreement dated June 26, 2007 between Dutchess and the Company Metropolitan Computing Corp. (“MCC”) (collectively, the “Agreements”).  Pursuant to the amendment the parties agreed to the following:

1.
The Agreements remain in full force and effect, except as set forth below, and any other financing agreements between Dutchess and Bedminster remain in full force and effect and are not effected in any way by this Amendment.

2.	Bedminster shall provide a warrant to Dutchess to purchase up to 8,584,000 shares of common stock with an exercise price of par.

3.	Paul Patrizio, and those entities under the control of Mr. Patrizio pledged all Bedminster shares held by them, (the “Shares”), to Dutchess.

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

On July 3, 2007, the Company issued a promissory note to the principal shareholder of MCC in the amount of $300,000 payable monthly over 36 months with an 8% interest rate. The Company has an outstanding balance as of March 31, 2008 of $262,471 and accrued interest of $5,160.   The note is currently in default.

During the first quarter of 2008, we sold 180,000 registered shares of Class A Common Stock to Dutchess Private Equities Fund, LP under the Investment Agreement for $3,080.

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

As reflected in the accompanying financial statements, we have an accumulated deficit from inception of $2,375,114 and has a negative cash flow from operations of $59,928. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On July 3, 2007, we issued a promissory note to Dutchess Private Equities Fund, Ltd. (the “Investor”) for $1,375,000 (“Face Amount”) which has a two-year term and bears annual interest at 12%.  The closing of and release of proceeds of the Promissory Note were subject to our completion of the acquisition of MCC and the transaction closed simultaneously. Pursuant to this Note, we are required to make mandatory payments to the Investor in the amount of $20,000 upon closing of the funding and then $30,000 on August 1, 2007, $40,000 on September 1, 2007, $50,000 per month for October 1, 2007 through June 1, 2008 and then $70,000 each month from July 1, 2008 until the face amount of the loan is paid in full.  In the event of default of this Note, the Investor may declare the entire unpaid principal balance of this Note, together with interest accrued, immediately due and payable at the place of payment, without presentment, protest, notice or demand, all of which are expressly waived.  In addition, pursuant to the Note with the Investor, we issued 1,875,000 shares of Class A Common Stock and we paid fees of $100,000 which was deducted from the proceeds of the Note.  During the three months ended March 31, 2008, we amortized $34,375 of the discount on the Promissory Note.

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

Subsequent Events

During April 2008, the Company issued 27,500 shares of the Company’s Class A common stock for a promissory note. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

In addition, the Company issued 1,000,000 shares of Class A common stock for a subscription agreement consisting of 24 month notes which are convertible into shares of Class A common stock.

During May 2008, the Company issued 100,000 to Carmac Associates, Inc for services rendered.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did  not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“ SFAS 160” ). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS 160 is effective for fiscal years (including interim periods within those fiscal years) beginning on or after December 15, 2008 (October 1, 2009 for the Company). The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 4.  Controls and Procedures

The Company's management evaluated, with the participation of its President, the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the SEC Act of 1934) as of March 31, 2008.  Based on such evaluation, the President of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is not operating in an effective manner.

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

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the SEC Act of 1934) identified in connection with the evaluation as of March 31, 2008 by the President, which occurred during the most recent fiscal quarter, which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

See Note 4 to the financial statements in connection with the acquisition debt for MCC.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bedminster National Corp

Date: May 19, 2008	By:	/s/ Paul Patrizio
Paul Patrizio
President, Chief Executive Officer, Chief Financial Officer