Form 10-Q
period 2008-06-30
BEDMINSTER NATIONAL CORP
filed 2008-08-14
CIK 1334314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 14, 2008: class A 11,066,400 and class B 2,154,000

Bedminster National Corp

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (for the periods ending June 30, 2008 and 2007 are unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4T.	Controls and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

Item 1. Financial Information

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$190,434	$33,062
Accounts receivable	176,052	128,847
Inventory, net	136,199	136,619
Other current assets	55,576	56,876

Total Current Assets	558,261	355,404

Property and equipment, net	42,349	46,383

OTHER ASSETS
Deposits	400	400
Customer list, net	319,005	346,729
Technology rights, net	236,767	255,357
Total other assets	556,172	602,486

TOTAL ASSETS	$1,156,782	$1,004,273

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$405,550	$405,795
Accrued interest	22,158	28,014
Lines of credit	424,825	207,553
Notes payable - current portion, net of debt discount of $78,359 and $2,197, respectively	460,356	154,192
Convertible notes payable - stockholders net of debt discount of $21,104 and $64,112, respectively	428,896	335,888
Total Current Liabilities	1,741,785	1,131,442

OTHER LIABILITIES
Convertible notes payable - stockholders net of debt discount of $17,500 and $-0-, respectively	482,500	-
Notes payable - net of current portion and net of debt discount of $310,127 and $426,783, respectively	787,142	1,002,399

TOTAL LIABILITIES	3,011,427	2,133,841

Minority Interest	32,299	58,705

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding, respectively	-	-
Common stock – Class A, $0.0001 par value, 200,000,000 shares authorized, 11,011,400 and 9,523,400 shares issued and outstanding, respectively	1,102	953
Common stock – Class B, $0.0001 par value, 3,000,000 shares authorized, 2,154,000 shares issued and outstanding	215	215
Additional paid in capital	904,186	820,437
Accumulated deficit	(2,792,447)	(2,009,878)

Total Stockholders’ Deficit	(1,886,944)	(1,188,273)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,156,782	$1,004,273

Notes to the financial statements are an integral part of these statements.

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE PERIOD ENDED

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007

REVENUES	$796,443	$1,500	$384,352	$500

Cost of Goods Sold	444,716	-	207,866	-

Gross Profit	351,727	1,500	176,486	500

OPERATING EXPENSES
Professional fees	273,786	84,906	214,453	58,226
Officer Compensation	243,781	130,842	118,797	64,900
Selling Expenses	40,457	-	(1,160)	-
General and administrative	371,838	48,364	194,224	25,649
Total Operating Expenses	929,862	264,112	526,314	148,775

LOSS FROM OPERATIONS	(578,135)	(262,612)	(349,828)	(148,275)

OTHER INCOME (EXPENSE)
Interest Expense	(230,343)	(52,065)	(73,403)	(31,252)
Interest Income	23	-	8	-
Total Other Income (Expense), net	(230,320)	(52,065)	(73,395)	(31,252)

LOSS BEFORE INCOME TAXES	(808,455)	(314,677)	(423,223)	(179,527)

Provision for Income Taxes	520	520	520	-

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(808,975)	(315,197)	(423,743)	(179,527)

Minority Interest Share of Loss	26,406	-	6,410	-

LOSS FROM CONTINUING OPERATIONS	(782,569)	(315,197)	(417,333)	(179,527)

DISCONTINUED OPERATIONS
Bedminster Capital Corp	-	(98,854)	-	(84,431)
Bedminster Financial Corp	-	(106,078)	-	(91,859)
	-	(204,932)	-	(176,290)

NET LOSS	(782,569)	(520,129)	(417,333)	(355,817)

Net loss per share - basic and diluted
Continuing operations	$(0.07)	$(0.04)	$(0.05)	$(0.02)
Discontinued operations	-	(0.02)	-	(0.02)
Net Loss per share - basic and diluted	$(0.07)	$(0.06)	$(0.05)	$(0.04)

Weighted average number of shares outstanding during the period - basic and diluted	11,692,443	8,654,766	12,764,600	8,727,726

Notes to the financial statements are an integral part of these statements.

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	(782,569)	$(315,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,348	305
Amortization of note payable discount	134,002	32,431
Stock issued for services	12,000	8,000
Stock issued for interest expense	3,898	-
Minority interest	(26,406)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(47,205)	-
(Increase) decrease in inventory	420	-
(Increase) decrease in other current assets	1,300	-
Increase (decrease) in accounts payable and accrued expenses	(245)	66,677
Increase (decrease) in accrued interest	57,820	1,117
Net Cash Used In Operating Activities in continuing operations	(596,637)	(206,667)
Net Cash Used In Operating Activities in discontinuing operations		(681)
Net Cash Used in Operating Activities	(596,637)	(207,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	42,784
Repayment of notes payable	(13,263)	(2,808)
Proceeds from convertible notes payable - stockholder	550,000	37,500
Proceeds from lines of credit, net	217,272	46,536
Net Cash Provided By Financing Activities	754,009	124,012

NET INCREASE (DECREASE) IN CASH	157,372	(83,336)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,062	110,852

CASH AND CASH EQUIVALENTS AT END OF PERIOD	190,434	$27,516

Notes to the financial statements are an integral part of these statements.

Bedminster National Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of June 30, 2008

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “Commission”) and include the results of Bedminster National Corp (the “Company”).  Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended December 31, 2008.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2008 and the results of its operations and cash flows for the three and six month period ended June 30, 2008.  Results for the six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the entire year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2007 included in the Company’s Form 10-KSB filed with the Commission on April 15, 2008.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has an accumulated deficit of $2,792,447, negative working capital of $1,183,524, and has a negative cash flow from operations of $596,637 and is in default on one note payable at June 30, 2008.   These conditions raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans may provide an opportunity for the Company to continue as a going concern.

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

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2008

(C) Principles of Consolidation

The 2007 consolidated financial statements include the accounts of Bedminster National Corp. and its two wholly owned subsidiaries Bedminster Financial Corp., Bedminster Capital Corp., both from January 18, 2007 to June 30, 2007.  The operations of BFC and BCC have been reclassified to Discontinued Operations, as the entities were spun-off in August 2007.  The 2008 consolidated financial statements include its 80% owned subsidiary Metropolitan Computing Corporation from January 1, 2008 to June 30, 2008.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

(G) Concentration of Credit Risk

A significant portion of the Company’s total revenues for the six months ended June 30, 2008 and 2007 have been derived from four customers and one customer, respectively.  Combines sales for these customers accounted for approximately 70 percent and 100 percent of sales for the six months ended June 30, 2008 and 2007, respectively.  In addition, as of June 30, 2008 three customers accounted for approximately 72% of accounts receivable.

 (H) Accounts Receivable

Accounts receivable are non-interest bearing uncollateralized customer obligations. Accounts receivable are stated at the amounts billed to the customer. Customer account balances with invoices over 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices as received. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s estimate of the amounts that will not be collected. No allowances for doubtful accounts exist as of June 30, 2008 and December 31, 2007.

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2008

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

(K) Impairment of Long-Lived Assets

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
As of June 30, 2008

(M) Revenue Recognition

Revenues include fees billed for consulting services on a month to month contract.  These revenues are recognized as the services are performed.  Revenues also include sales for pharmaceutical machines sold.  These revenues are recognized when the machine is delivered to the customer.

(N) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At June 30, 2008, deferred tax assets amounted to approximately $419,000 which related to net operating loss carry forwards.  The Company recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which are currently not realizable.

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

 (O) Employee Benefit Plan

The Company maintains a qualified deferred compensation plan under section 401k of the Internal Revenue Code.  Under the plan, employees may elect to defer a portion of their salary, subject to limits set by the Internal Revenue Service.  In addition, the plan allows for the Company to make discretionary contributions based on the participants’ salaries.  The Company made contributions to the plan for the six months ended June 30, 2008 and 2007 of $3,343 and $-0- , respectively.

(P) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares (classes A and B) outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of June 30, 2008 and 2007, there were 500,000 and -0- shares, respectively that are issuable upon conversion of the convertible notes payable and 8,548,000 and -0- warrants outstanding to purchase common stock, respectively, that were not included in dilutive net loss per share as the effect was anti-dilutive.

(Q) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2008

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

The Company has not issued any stock options at June 30, 2008.

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

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2008

NOTE 2      INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2008 and December 31, 2007:

	2008	2007

Customer list	$373,400	$373,400
Technology rights	275,000	275,000
	648,400	648,400
Less: Accumulated amortization	92,628	46,314
	$555,772	$602,086

Amortization expense amounted to $46,314 and $-0- for the six months ended June 30, 2008 and 2007, respectively.  The Company anticipates amortization expense to amount to approximately $93,000 per year for the next five years.

NOTE 3      LINES OF CREDIT

During 2008 and 2007, respectively the Company had lines of credit available of $435,000 and $235,000, respectively with various financial institutions.  The lines bear interest between .75% and 1.5% over prime (8.75% and 9.75%) as of June 30, 2008 and December 31, 2007, respectively, on all outstanding principal amounts.  There was $424,825 and $207,553 outstanding as of June 30, 2008 and December 31, 2007, respectively.  The sole officer of the Company has personally guaranteed $150,000 of the available credit.  The remaining lines are unsecured.

NOTE 4      NOTES PAYABLE

Notes payable consisted of the following at June 30, 2008 and December 31, 2007:

	2008	2007

Note payable (a)	$38,819	$41,773
Promissory note shareholder, bearing interest at 8% (b)	262,471	272,572
Promissory note, bearing interest at 12% (c)	1,334,694	1,271,226
	1,635,984	1,585,571
Less: debt discount	(388,486)	(428,980)
	1,247,498	1,156,591
Less: current portion	460,356	154,192
Notes payable, net of current portion	$787,142	$1,002,399

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
As of June 30, 2008

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

NOTE 5      CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

Convertible notes payable – stockholders consisted of the following at June 30, 2008 and December 31, 2007:

	2008	2007

Convertible notes issued August 2006 (a)	$275,000	$275,000
Convertible notes issued during 2007 (b)	125,000	125,000
Convertible notes issued during 2008 (c)	550,000	-0-
	950,000	400,000
Less: debt discount	38,604	64,112
	911,396	335,888
Less: current portion	428,896	335,888
Convertible notes payable, net of current portion	$482,500	$-0-

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
As of June 30, 2008

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

(c)
During 2008, a private placements to investors were completed in the amounts ranging of $25,000 to $500,000 with interest payable (monthly in cash) between 10% and 11% percent per annum, with final payments due during 2009 and 2010.  The investors received a one year Convertible Promissory Note in amounts ranging from $25,000 to $500,000.  The Company also issued 1,055,000 shares of the Company’s common stock in accordance with the private placement memorandum.  The proceeds of the offering were allocated to the shares of common stock based on a recent cash offering price.  The Company recorded a discount on the notes payable of $25,500.  The discount will be amortized over the life of the notes.  The Company has agreed to register the common stock with the Securities and Exchange Commission within 180 days from closing.

NOTE 6      STOCKHOLDERS’ DEFICIT

 (A) Common Stock Issued for debt

During 2008, the Company issued 233,000 shares in connection with payment of the Dutchess note with a fair value of $3,898 which was applied to interest expense.

In addition, the Company issued 1,000,000 shares of Class A common stock for a subscription agreement, consisting of 24 month notes which are convertible into shares of Class A common stock, and recorded a discount of $20,000.  See Note 5.

 ( B) Common Stock Issued for convertible notes payable

During 2008, the Company issued 55,000 shares of Class A stock with a fair value of $5,500 in connection with a one year notes payable. This was recorded as debt discount.  See Note 5.

( C) Issuance of Warrant

During 2008, in connection with the refinance of the Dutchess note payable (see note 4), the Company issued 8,584,000 warrants to purchase class A shares of common stock for $.0001 per share.  The warrants have a five year life.  In connection with the transaction, the Company recorded a debt discount in the amount of $42,500.

( D) Common Stock issued for services

During May and June 2008, the Company issued 200,000 to Carmac Associates, Inc for services rendered valued at $12,000.

NOTE 7      RELATED PARTY TRANSACTIONS

The Company has entered into an employment agreement with the sole officer of the Company that became effective May 1, 2006.  See Note 8 (A).

During 2008 and 2007, the Company entered into convertible notes payable transactions with stockholders for $550,000 and $125,000, respectively (See Note 5).

In October 2006, the Board of Directors agreed to pay Apogee Partners Ltd. a fee of $200,000 in cash for arranging the Dutchess Equity Line (see note 8(B)).

At times, a related party loans to Company’s subsidiary money to pay for operating expenses.  At June 30, 2008 and December 31, 2007, $37,154 and $6,720, respectively, was due to the related party.

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2008

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

(B) Consulting Fee

In October 2006, the Board of Directors agreed to pay Apogee Partners Ltd. a fee of $200,000 in cash for arranging the Dutchess Equity Line.  A portion of such fee shall be paid from time to time only when the Board of Directors determines the Company has sufficient operating funds and only when there is an amount of operating funds remaining after such payment equal to any such payment.  Apogee is affiliated with our CEO Mr. Patrizio.  For the six months ended June 30, 2008 and 2007, the Company paid $67,500 and $2,000, respectively and is included in professional fee expense.  As of June 30, 2008, $108,500 is due to Apogee Partners under the agreement.

(C) Leases

The Company leases offices under a lease agreement expiring in December 31, 2008, requiring rental payments of approximately $65,000 per annum.  Rent expense during the six months ended June 30, 2008 was approximately $33,000.

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

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2008

There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, the Company shall not be entitled to deliver another Put Notice.  The Company shall automatically withdraw that portion of the put notice amount, if the Market Price with respect to that Put does not meet the Minimum Acceptable Price.  The Minimum Acceptable Price is defined as seventy-five (75%) of the lowest closing bid price of the common stock for the three (3) trading days prior to the Put Date.  During the six months ending June 30, 2008, the Company has issued 233,000 shares and value at $3,898 and recorded it as interest expense.

NOTE 10    BUSINESS AQUISITION

On July 3, 2007, Bedminster National Corp entered into a Stock Purchase Agreement (“Agreement”) with Metropolitan Computing Corporation, a  New Jersey Corporation (“MCC”) and Seller in which the Company acquired eighty (80%) percent of the issued and outstanding shares of MCC.  In consideration for the purchase of the shares of MCC, the Company agreed to pay up to a total of Eight Hundred Thousand Dollars ($800,000.00) plus 1,000,000 shares of our Class A Common Stock; provided, however, that such Purchase Price will be adjusted in accordance with terms of the Agreement.  The Company paid the Purchase Price in the following manner: (i) Three Hundred Thousand and 00/100 Dollars ($300,000.00) at Closing, and (ii) Three Hundred Thousand and 00/100 Dollars ($300,000.00) paid by a Buyer Promissory Note delivered at the Closing, and (iii) an aggregate of Two Hundred Thousand and 00/100 Dollars and 1,000,000 shares of our Class A Common Stock to be earned by Seller and paid by Buyer in accordance with the Agreement.  At June 30, 2008, the Company does not anticipate the seller earning these additional amounts due under contract and has accordingly not recorded the contingent purchase price.  The Company used the proceeds from the July 3, 2007 Promissory Note with Dutchess Private Equities Fund, Ltd. for the initial payment to Seller.

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
As of June 30, 2008

The following un-audited pro-forma summary presents the results of operations as if the MCC, Inc acquisition described above had occurred as of the beginning of each of the periods presented below and is not necessarily indicative of the results that would have occurred had the transactions been completed as of that date or results that may occur in the future.

Pro-forma results for the six months ended June 30, 2007 are as follow:

Gross revenues	$763,318
Net loss from continuing operations before minority interest	(300,352)
Minority interest share of (loss) income	2975

Net loss from continuing operations	(297,377)
Discontinued operations	(204,932)
Net loss	$(502,309)

Earnings per share	$(0.06)
Weighted average shares outstanding	8,654,766

NOTE 11    SUPPLEMENTAL CASH FLOW INFORMATION

(a)	Supplemental Cash Flow Information

	2008	2007
Cash paid for income taxes	$520	$-0-
Cash paid for interest	$32,516	$13,025

(b)	Supplemental disclosure of non cash investing and financing activities

	2008	2007
Stock issued for debt discount	$25,500	$-0-
Warrant issued for debt discount	$42,500	$-0-
Accrued interest converted to
additional notes payable	$63,676	$-0-

NOTE 12    SUBSEQUENT EVENTS

During July 2008, the Company issued 55,000 shares in connection with payment of the Dutchess note with a fair value of $679 which was applied to interest expense.

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

Results of Operations

For the three and six months ended June 30, 2008 and 2007

Revenues

For the six months ended June 30, 2008 our revenue increased by $ 794,943 to $ 796,443 as compared to $ 1,500 for the six months ended June 30, 2007.  For the three months ended June 30, 2008 our revenue increased by $383,852 to $384,352 as compared to $500 for the three months ended June 30, 2007. These increases were primarily attributable to the July 3, 2007 acquisition of MCC.

Operating Expenses

Our net loss from operations for the six month period and the quarter ending June 30, 2007 was $262,612 and 148,775, respectively, as compared to net loss from operations for the six month period and the quarter ending June 30, 2008 of $578,135 and 349,828, respectively.  This was primarily attributable to the July 3, 2007 acquisition of MCC.

Total Operating Expenses for the six months and the quarter ended June 30, 2008 were $929,862 and 526,314, respectively, an increase of $665,750 and $377,539, respectively, as compared to $264,112 and $148,775, respectively, for the six and three month periods ended June 30, 2007.  These changes  were primarily attributable to the July 3, 2007 acquisition of MCC.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by financing activities in the form of convertible notes and equity investments.  At June 30, 2008, the Company had cash and cash equivalents of $190,434.

During the second quarter of 2008, the company sold $525,000 in convertible notes to individual investors.

In January 2006, Signature Bank approved a $50,000 line of credit for the Company.  The line provides an interest rate of 1% above the prime rate (9.25% as of June 30, 2007) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The CEO has personally guaranteed the line and there is $49,442 outstanding under the line as of the date hereof.

In March 2008, Team Capital Bank approved a $50,000 line of credit. The line provides an interest rate of 1.0% over prime (6.25% at June 30, 2008) on all outstanding amounts.  $50,000 was outstanding under the line on June 30, 2008.  The CEO has personally guaranteed the line.

PNC Bank has approved a $50,000 line of credit for the Company’s subsidiary (MCC).  The line provides an interest rate of .75% over Prime (8.50 % at June 30, 2008) on all outstanding amounts.  $50,907 was outstanding under the line as of the date hereof.  Such line of credit is unsecured.

Sovereign Bank has approved a $200,000 line of credit for the Company’s subsidiary (MCC).  The line provides an interest rate of 1.49% over Prime (9.24 % at June 30, 2008) on all outstanding amounts.  $97,945 was outstanding under the line as of the date hereof.  Such line of credit is unsecured.

Wachovia Bank has approved a $35,000 line of credit for the Company’s subsidiary (MCC).  The line provides an interest rate that fluctuates with the prime rate (9.5% at June 30, 2008) on all outstanding amounts.  $34,288 was outstanding under the line as of the date hereof.  Such line of credit is unsecured.

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

On July 3, 2007, the Company issued a promissory note to the principal shareholder of MCC in the amount of $300,000 payable monthly over 36 months with an 8% interest rate. The Company has an outstanding balance as of June 30, 2008 of $262,471 and accrued interest of $31,675.   The note is currently in default.

During the second quarter of 2008, we sold 53,000 registered shares of Class A Common Stock to Dutchess Private Equities Fund, LP under the Investment Agreement for $818.

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

As reflected in the accompanying financial statements, we have an accumulated deficit from inception of $2,792,447 and has a negative cash flow from operations of $596,637 for the six months ended June 30, 2008. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans may provide the opportunity for the Company to continue as a going concern

Discontinued Operations

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

During July 2008, the Company issued 55,000 shares in connection with payment of the Dutchess note with a fair value of $679 which was applied to interest.

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

Item 4T.  Controls and Procedures

The Company's management evaluated, with the participation of its President, the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the SEC Act of 1934) as of June 30, 2008.  Based on such evaluation, the President of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is not operating in an effective manner.

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

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the SEC Act of 1934) identified in connection with the evaluation as of June 30, 2008 by the President, which occurred during the most recent fiscal quarter, which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting

PART II - OTHER INFORMATION

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bedminster National Corp

Date: August 14, 2008	By:	/s/ Paul Patrizio
Paul Patrizio
President, Chief Executive Officer, Chief Financial Officer