Form 10-Q
period 2008-09-30
BEDMINSTER NATIONAL CORP
filed 2008-11-19
CIK 1334314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 12, 2008: class A 13,316,983 and class B 2,154,000.

Bedminster National Corp

FORM 10-Q

September 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (for the periods ending September 30, 2008 and 2007 are unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4T.	Controls and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

Item 1. Financial Information

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	$14,427	$33,062
Accounts receivable	90,135	128,847
Inventory, net	136,199	136,619
Other current assets	54,876	56,876
Total Current Assets	295,637	355,404

Property and equipment, net	69,055	46,383

OTHER ASSETS
Deposits	400	400
Customer list, net	304,617	346,729
Technology rights, net	227,998	255,357
Total other assets	533,015	602,486

TOTAL ASSETS	$897,707	$1,004,273

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$590,303	$405,795
Accrued interest	113,381	28,014
Lines of credit	363,113	207,553
Notes payable - current portion, net of debt discount of $346,885 and $2,197, respectively	1,269,971	154,192
Convertible notes payable - stockholders net of debt discount of $2,292 and $64,112, respectively	372,708	335,888
Total Current Liabilities	2,709,476	1,131,442

OTHER LIABILITIES
Notes payable - net of current portion and net of debt discount of $-0- and $426,783, respectively	-	1,002,399
Convertible notes payable - stockholders net of debt discount of $15,000 and $64,112, respectively	485,000	-

TOTAL LIABILITIES	3,194,476	2,133,841

Minority Interest	221	58,705

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding, respectively	-	-
Common stock – Class A, $0.0001 par value, 200,000,000 shares authorized, 13,280,983 and 9,523,400 shares issued and outstanding, respectively	1,341	953
Common stock – Class B, $0.0001 par value, 3,000,000 shares authorized, 2,154,000 shares issued and outstanding	215	215
Additional paid in capital	1,001,250	820,437
Accumulated deficit	(3,299,796)	(2,009,878)
Total Stockholders’ Deficit	(2,296,990)	(1,188,273)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$897,707	$1,004,273

Notes to the Financial Statement are an integral part of these statements.

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	NINE MONTHS ENED		THREE MONTHS ENED
	SEPTMEBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

REVENUES	$990,783	$331,544	$194,340	$330,044

Cost of Goods Sold	570,013	564,794	125,297	564,794

Gross Profit (Loss)	420,770	(233,250)	69,043	(234,750)

OPERATING EXPENSES
Professional fees	356,565	202,406	82,779	117,501
Officer Compensation	363,585	263,101	119,804	132,259
Selling Expenses	57,764	24,713	17,307	24,713
General and administrative	556,505	118,445	184,667	70,050
Total Operating Expenses	1,334,419	608,665	404,557	344,523

LOSS FROM OPERATIONS	(913,649)	(841,915)	(335,514)	(579,273)

OTHER INCOME (EXPENSE)
Interest Expense	(439,379)	(237,393)	(209,036)	(185,328)
Interest Income	5,144	573	5,121	573
Total Other Income (Expense), net	(434,235)	(236,820)	(203,915)	(184,755)

LOSS BEFORE INCOME TAXES	(1,347,884)	(1,078,735)	(539,429)	(764,028)

Provision for Income Taxes	520	3,444	-	2,924

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(1,348,404)	(1,082,179)	(539,429)	(766,952)

Minority Interest Share of Loss	58,484	83,518	32,078	83,518

LOSS FROM CONTINUING OPERATIONS	(1,289,920)	(998,661)	(507,351)	(683,434)

DISCONTINUED OPERATIONS
Bedminster Capital Corp	-	(126,456)	-	(27,632)
Bedminster Financial Corp	-	(132,363)	-	(26,284)
	-	(258,819)	-	(53,916)

NET LOSS	(1,289,920)	(1,257,480)	(507,351)	(737,350)

Net loss per share - basic and diluted
Continuing operations	$(0.10)	$(0.11)	$(0.04)	$(0.12)
Discontinued operations	-	(0.03)	-	(0.01)
Net Loss per share - basic and diluted	$(0.10)	$(0.14)	$(0.04)	$(0.13)

Weighted average number of shares outstanding during the period - basic and diluted	12,539,367	9,083,091	14,003,150	5,615,765

Notes to the Financial Statement are an integral part of these statements.

BEDMINSTER NATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENED
	SEPTMEBER 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,289,920)	$(998,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,637	11,199
Amortization of note payable discount	196,915	224,511
Stock issued for services	19,000	19,000
Stock issued for interest expense	13,474	-
Minority interest	(58,484)	(83,518)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	38,712	(109,984)
(Increase) decrease in prepaid	-	(58,469)
(Increase) decrease in inventory	420	24,621
(Increase) decrease in other current assets	2,000	-
Increase (decrease) in accounts payable and accrued expenses	184,508	281,177
Increase (decrease) in accrued interest	154,772	11,949
Net Cash Used In Operating Activities in continuing operations	(659,966)	(678,175)
Net Cash Used In Operating Activities in discontinuing operations	-	(183,323)
Net Cash Used in Operating Activities	(659,966)	(861,498)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(31,838)	-
Cash paid for acquisition, net of cash received	-	(255,709)
Net Cash Used In Investing Activities	(31,838)	(255,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	31,784
Proceeds from issuance of notes payable	-	1,000,000
Repayment of notes payable	(32,391)	(81,524)
Repayment of Capital Lease	-	(6,010)
Proceeds from convertible notes payable - stockholders	550,000	37,500
Proceeds from lines of credit, net	155,560	192,479
Net Cash Provided By Financing Activities	673,169	1,174,229

NET INCREASE (DECREASE) IN CASH	(18,636)	57,022

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,062	110,852

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,427	$167,874

Bedminster National Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of September 30, 2008

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “Commission”) and include the results of Bedminster National Corp (the “Company”).  Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended December 31, 2008.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2008 and the results of its operations and cash flows for the three and nine month period ended September 30, 2008.  Results for the nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the entire year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2007 included in the Company’s Form 10-KSB filed with the Commission on April 15, 2008.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $3,299,796, negative working capital of $2,413,839, and has a negative cash flow from operations of $659,967for the nine months ended September 30, 2008 and is in default on several notes payable at September 30, 2008. See Notes 4 and 5. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to renegotiate debt that is currently in default, to raise additional capital and to implement its business plan. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans may provide an opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of September 30, 2008

(C) Principles of Consolidation

The 2007 consolidated financial statements include the accounts of Bedminster National Corp. and its two wholly owned subsidiaries Bedminster Financial Corp., Bedminster Capital Corp., both from January 18, 2007 through the date of the spin-off.  The operations of BFC and BCC have been reclassified to Discontinued Operations, as the entities were spun-off in August 2007.  The 2008 and 2007 consolidated financial statements include its 80% owned subsidiary Metropolitan Computing Corporation from January 1, 2008 to September 30, 2008 and from July 3, 2007 to September 30, 2007, respectively.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

(F) Cash Equivalents

For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no such equivalents at September 30, 2008 or December 31, 2007.

(G) Concentration of Credit Risk

A significant portion of the Company’s total revenues for the nine months ended September 30, 2008 have been derived from two customers. Combined sales for these customers accounted for approximately 30 percent of sales for the nine months ended September 30, 2008. In addition, as of September 30, 2008 three customers accounted for approximately 75% of accounts receivable.

 (H) Accounts Receivable

Accounts receivable are non-interest bearing uncollateralized customer obligations. Accounts receivable are stated at the amounts billed to the customer. Customer account balances with invoices over 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices as received. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s estimate of the amounts that will not be collected. No allowances for doubtful accounts exist as of September 30, 2008 and December 31, 2007.

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of September 30, 2008

(I) Inventory

Inventory consists primarily of parts and work in process products held for sale.  Inventory is stated at the lower of cost or market, with cost being determined on a first in/first out basis.

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

(L) Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from acquisitions accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) goodwill and intangible assets with indefinite lives are not amortized but are subject to impairment by applying a fair value based test. Intangible assets with finite useful lives related to technology rights and customer lists are being amortized on a straight-line basis over the estimated useful life of the related asset of seven years.

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of September 30, 2008

(M) Revenue Recognition

Revenues include fees billed for consulting services on a month to month contract.  These revenues are recognized as the services are performed.  Revenues also include sales for pharmaceutical machines sold.  These revenues are recognized when the machine is delivered to the customer.

(N) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At September 30, 2008, deferred tax assets amounted to approximately $418,867 which related to net operating loss carry forwards.  The Company recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which are currently not realizable.

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

 (O) Employee Benefit Plan

The Company maintains a qualified deferred compensation plan under section 401k of the Internal Revenue Code.  Under the plan, employees may elect to defer a portion of their salary, subject to limits set by the Internal Revenue Service.  In addition, the plan allows for the Company to make discretionary contributions based on the participants’ salaries.  The Company made contributions to the plan for the nine months ended September 30, 2008 and 2007 of $3,476 and $-0- , respectively.

(P) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares (classes A and B) outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of September 30, 2008 and 2007, there were 2,500,000 and -0- shares, respectively that are issuable upon conversion of the convertible notes payable and 8,548,000 and -0- warrants outstanding to purchase common stock, respectively, that were not included in dilutive net loss per share as the effect was anti-dilutive.

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
As of September 30, 2008

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

The Company has not issued any stock options at September 30, 2008.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has elected not to adopt the statement.

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

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of September 30, 2008

NOTE 2    INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2008 and December 31, 2007:

	2008	2007

Customer list	$373,400	$373,400
Technology rights	275,000	275,000
	648,400	648,400
Less: Accumulated amortization	115,785	46,314
	$532,615	$602,086

Amortization expense amounted to $69,471 and $8,057 for the nine months ended September 30, 2008 and 2007, respectively. The Company anticipates amortization expense to amount to approximately $93,000 per year for the next five years.

NOTE 3    LINES OF CREDIT

During 2008 and 2007, respectively the Company had lines of credit available of $435,000 and $235,000, respectively with various financial institutions.  The lines bear interest between 5.0% and 9.5% as of September 30, 2008 and December 31, 2007, on all outstanding principal amounts.  There was $363,113 and $207,553 outstanding as of September 30, 2008 and December 31, 2007, respectively.  The sole officer of the Company has personally guaranteed $150,000 of the available credit.  The remaining lines are unsecured.

NOTE 4    NOTES PAYABLE

Notes payable consisted of the following at September 30, 2008 and December 31, 2007:

	2008	2007

Note payable (a)	$37,461	$41,773
Promissory note shareholder, bearing interest at 8% (b)	262,471	272,572
Promissory note, bearing interest at 12% (c)	1,316,924	1,271,226
	1,616,856	1,585,571
Less: debt discount	(346,885)	(428,980)
	1,269,971	1,156,591
Less: current portion	1,269,971	154,192
Notes payable, net of current portion	$-0-	$1,002,399

(a)
The note payable bear interest variable between 8.5% and 9.5%, per annum with monthly principal and interest payments of $ 795 monthly, secured by assets of the Company, final payments due June 2013.  The note is currently in default due to payments not being made in accordance with agreement. Consequently, the outstanding principal balance has been classified as short term in the financial statements.

(b)
On July 3, 2007, the Company issued a promissory note to the principal shareholder of MCC in the amount of $300,000 payable monthly over 36 months with an 8% interest rate. The note is currently in default due to payments not being made in accordance with agreement.  Consequently, the outstanding principal balance has been classified as short term in the financial statements.

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of September 30, 2008

(c)
On July 3, 2007, the Company issued a promissory note to Dutchess Private Equities Fund, Ltd. (the “Investor” or “Dutchess”) for $1,375,000 (“Face Amount”) which has a two-year term and bears annual interest at 12%.  The note included a discount of $275,000 whereby the Company was to receive proceeds from the note of $1,100,000.  In January 2008, the loan was amended. Pursuant to this amendment, the Company is required to make mandatory payments to the Investor in the amount of $5,000 per month for January 15, 2008 through April 1, 2008, $13,438 per month for May 1, 2008 through June 1, 2008, $25,000 each month from July 1, 2008 through December 2008, $40,000 for January 1, 2009 through March 1, 2009, $50,000 a month for April 1, 2009 through June 1, 2009 and $70,000 per month until the face amount of the loan is paid in full.  In addition, pursuant to the amendment the Company shall provide a warrant to Dutchess to purchase up to 8,484,000 shares of common stock with an exercise price of par.  In the event of default of this Note, the Investor may declare the entire unpaid principal balance of this Note, together with interest accrued, immediately due and payable at the place of payment, without presentment, protest, notice or demand, all of which are expressly waived.  The note payable is secured by the assets of the Company and its subsidiary (MCC).  The note is currently in default due to payments not being made in accordance with agreement. Consequently, the outstanding principal balance has been classified as short term in the financial statements.

NOTE 5    CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

Convertible notes payable – stockholders consisted of the following at September 30, 2008 and December 31, 2007:

	2008	2007

Convertible notes issued August 2006 (a)	$200,000	$275,000
Convertible notes issued during 2007 (b)	125,000	125,000
Convertible notes issued during 2008 (c)	550,000	-0-
	875,000	400,000
Less: debt discount	17,292	64,112
	857,708	335,888
Less: current portion	372,708	335,888
Convertible notes payable, net of current portion	$485,000	$-0-

(a)
During 2006, several private placements to investors were completed in amounts ranging from $25,000 to $100,000 with interest payable (monthly in cash) at 10% percent per annum.  The investors received a one year Convertible Promissory Note in amounts ranging from $25,000 to $100,000.  The Company also issued 550,000 shares of the Company’s common stock in accordance with the private placement memorandum.  The proceeds of the offering were allocated to the shares of common stock based on a recent cash offering price.  The Company recorded a discount on the note payable of $55,000.  The discount was amortized over the life of the note.  The Company has agreed to register the common stock with the Securities and Exchange Commission within 180 days from closing.  In September of 2007, the Company issued an additional 275,000 class A shares of stock in exchange for a one year extension on the notes payable to August 2008.  Accordingly, the Company has recorded an additional discount on the note payable of $68,749, which will be amortized over the life of the notes.  The notes matured as of August 2008, In September 2008 one note was extended until August 2010.  During 2008, an investor converted their debt in the amount of 80,083 including accrued interest to 1,639,583shares of Class A at $.05 per share.  The note was originally convertible at $.50 per share.  The Company induced conversion by amending the terms to $.05 per share plus 25,000 shares and recorded a conversion expense of $8,896.

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of September 30, 2008

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

NOTE 6    STOCKHOLDERS’ DEFICIT

 (A) Common Stock Issued for debt

During 2008, the Company issued 288,000 shares in connection with payment of the Dutchess note with a fair value of $4,577 which was applied to interest expense.

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

( D) Common Stock issued for services

During May, June, and September 2008, the Company issued 400,000 shares of Class A stock to Carmac Associates, Inc for services rendered valued at $14,000.

During August 2008, the Company issued 500,000 shares of Class A stock to consultant for services rendered valued at $5,000.

( E) Common Stock issued for conversion of debt

During 2008, an investor converted their debt in the amount of  $89,624 including accrued interest to 1,639,583 shares of Class A at $.05 per share.

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

At times, a related party loans to Company’s subsidiary money to pay for operating expenses.  At September 30, 2008 and December 31, 2007, $32,389 and $6,720, respectively, was due to the related party and included in accounts payable and accrued expenses.

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of September 30, 2008

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

(B) Consulting Fee

In October 2006, the Board of Directors agreed to pay Apogee Partners Ltd. a fee of $200,000 in cash for arranging the Dutchess Equity Line.  A portion of such fee shall be paid from time to time only when the Board of Directors determines the Company has sufficient operating funds and only when there is an amount of operating funds remaining after such payment equal to any such payment.  Apogee is affiliated with our CEO Mr. Patrizio.  For the nine months ended September 30, 2008 and 2007, the Company paid $97,500 and $2,000, respectively and is included in professional fee expense.  As of September 30, 2008, $102,500 is due to Apogee Partners under the agreement.

(C) Leases

The Company leases offices under a lease agreement expiring in December 31, 2008, requiring rental payments of approximately $65,000 per annum.  Rent expense during the nine months ended September 30, 2008 was approximately $50,000.

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

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of September 30, 2008

There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, the Company shall not be entitled to deliver another Put Notice.  The Company shall automatically withdraw that portion of the put notice amount, if the Market Price with respect to that Put does not meet the Minimum Acceptable Price.  The Minimum Acceptable Price is defined as seventy-five (75%) of the lowest closing bid price of the common stock for the three (3) trading days prior to the Put Date.  During the nine months ending September 30, 2008, the Company has issued 288,000 shares and value at $4,577 and recorded it as interest expense.

NOTE 10  BUSINESS AQUISITION

On July 3, 2007, Bedminster National Corp entered into a Stock Purchase Agreement (“Agreement”) with Metropolitan Computing Corporation, a  New Jersey Corporation (“MCC”) and Seller in which the Company acquired eighty (80%) percent of the issued and outstanding shares of MCC.  In consideration for the purchase of the shares of MCC, the Company agreed to pay up to a total of Eight Hundred Thousand Dollars ($800,000) plus 1,000,000 shares of our Class A Common Stock; provided, however, that such Purchase Price will be adjusted in accordance with terms of the Agreement.  The Company paid the Purchase Price in the following manner: (i) Three Hundred Thousand and 00/100 Dollars ($300,000) at Closing, and (ii) Three Hundred Thousand and 00/100 Dollars ($300,000) paid by a Buyer Promissory Note delivered at the Closing, and (iii) an aggregate of Two Hundred Thousand and 00/100 Dollars and 1,000,000 shares of our Class A Common Stock to be earned by Seller and paid by Buyer in accordance with the Agreement.  At September 30, 2008, the Company does not anticipate the seller earning these additional amounts due under contract and has accordingly not recorded the contingent purchase price.  The Company used the proceeds from the July 3, 2007 Promissory Note with Dutchess Private Equities Fund, Ltd. for the initial payment to Seller.

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

 The preliminary allocation of the total purchase price of MCC’s net tangible and identifiable assets was based on their estimated fair value as of July 3, 2007. The total purchase price of $ 603,840 has been allocated as follows:

CASH	$44,291
ACCOUNTS RECEIVABLE	85,006
INVENTORY	110,518
EMPLOYEE LOAN RECEIVABLE	16,167
NET PROP AND EQUIP	52,838
CUSTOMER LIST	373,400
TECHNOLOGY RIGHTS	275,000
TOTAL ASSETS	$957,220

ACCOUNTS PAYABLE	$91,054
LINES OF CREDIT	112,326
MINORITY INTEREST	150,000
TOTAL LIABILITIES	$353,380

PURCHASE PRICE	603,840
$957,220

Bedminster National Corp and Subsidiaries
Notes to Consolidated Financial Statements
As of September 30, 2008

The following un-audited pro-forma summary presents the results of operations as if the MCC, Inc acquisition described above had occurred as of the beginning of each of the periods presented below and is not necessarily indicative of the results that would have occurred had the transactions been completed as of that date or results that may occur in the future.

Pro-forma results for the nine months ended September 30, 2007 are as follow:

Gross revenues	$1,093,362
Cost of goods sold	$1,067,720
Total expenses	$1,092,946

Net loss from continuing operations before minority interest	(1,067,304)
Minority interest share of loss	83,518

Net loss from continuing operations	(983,786)
Discontinued operations	(258,819)
Net loss	$(1,242,605)

Earnings per share	$(0.14)
Weighted average shares outstanding	9,083,091

NOTE 11  SUPPLEMENTAL CASH FLOW INFORMATION

(a)	Supplemental Cash Flow Information

	2008	2007
Cash paid for income taxes	$520	$-0-
Cash paid for interest	$32,516	$13,025

(b)	Supplemental disclosure of non cash investing and financing activities

	2008	2007
Stock issued for debt discount	$25,500	$-0-
Warrant issued for debt discount	$42,500	$-0-
Accrued interest converted to
additional notes payable	$63,676	$-0-
Stock issued for conversion of notes payable	$80,083	$-0-

NOTE 12  SUBSEQUENT EVENT

The Company issued 36,000 Class A Common Shares under the consulting agreement for services rendered in the fourth quarter of 2008.

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

Results of Operations

For the three and nine months ended September 30, 2008 and 2007

Revenues

For the nine months ended September 30, 2008 our revenue increased by $ 659,239 to $ 990,783 as compared to $331,544 for the nine months ended September 30, 2007.  For the three months ended September 30, 2008 our revenue increased by $135,704 to $330,044 as compared to $194,340 for the three months ended September 30, 2007. These increases were primarily attributable to the July 3, 2007 acquisition of MCC.

Operating Expenses

Total Operating Expenses for the nine months and the quarter ended September 30, 2008 were $1,334,419 and $404,557, respectively, an increase of $725,754 and $60,034 respectively, as compared to $608,665 and $344,523, respectively, for the nine and three month periods ended September 30, 2007.  These changes were primarily attributable to the July 3, 2007 acquisition of MCC.

Net Loss

Our net loss from operations for the nine month period and the quarter ending September 30, 2007 was $998,661 and $683,434, respectively, as compared to net loss from operations for the nine month period and the quarter ending September 30, 2008 of $1,289,920 and $507,351, respectively.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by financing activities in the form of convertible notes and equity investments.  At September 30, 2008, the Company had cash and cash equivalents of $14,427.

In January 2006, Signature Bank approved a $50,000 line of credit for the Company.  The line provides an interest rate of 1% above the prime rate (9.25% as of September 30, 2008) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The CEO has personally guaranteed the line and there is $49,442 outstanding under the line as of the date hereof.

In March 2008, Team Capital Bank approved a $50,000 line of credit. The line provides an interest rate of 1.0% over prime (6% at September 30, 2008) on all outstanding amounts.  $50,000 was outstanding under the line on September 30, 2008.  The CEO has personally guaranteed the line.

PNC Bank has approved a $50,000 line of credit for the Company’s subsidiary (MCC).  The line provides an interest rate of .75% over Prime (6% at September 30, 2008) on all outstanding amounts.  $50,476 was outstanding under the line as of the date hereof.  Such line of credit is unsecured.

Sovereign Bank has approved a $200,000 line of credit for the Company’s subsidiary (MCC).  The line provides an interest rate of 1.49% over Prime (7.49% at September 30, 2008) on all outstanding amounts.  $99,945 was outstanding under the line as of the date hereof.  Such line of credit is unsecured.

Wachovia Bank has approved a $35,000 line of credit for the Company’s subsidiary (MCC).  The line provides an interest rate that fluctuates with the prime rate (6.75% at September 30, 2008) on all outstanding amounts.  $34,480 was outstanding under the line as of the date hereof.  Such line of credit is unsecured.

In August, 2006 the Company filed a registration statement with the SEC which was declared effective in September 2006 registering a $10 million Investment Agreement with Dutchess Private Equities Fund, Ltd. of Boston along with the shares of Class A Common Stock issued to investors in connection with the private placement in August 2006. Under the terms of the Investment Agreement, the Company may elect to receive as much as $10 million from Dutchess through common stock purchases by Dutchess over the next three years.

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

The Company is currently in default on this Promissory Note as of October 1, 2008; however; management is in discussion with Dutchess to renegotiate the terms of this Note.

On July 3, 2007, the Company issued a promissory note to the principal shareholder of MCC in the amount of $300,000 payable monthly over 36 months with an 8% interest rate. The Company has an outstanding balance as of September 30, 2008 of $262,471 and accrued interest of $15,434.   The note is currently in default.
During the third quarter of 2008, we sold 55,000 registered shares of Class A Common Stock to Dutchess Private Equities Fund, Ltd. under the Investment Agreement for $679.

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

As reflected in the accompanying financial statements, we have an accumulated deficit from inception of $2,296,990 and has a negative cash flow from operations of $659,966 for the nine months ended September 30, 2008. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans may provide the opportunity for the Company to continue as a going concern

Discontinued Operations

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

Transaction with Dutchess Private Equities Fund Ltd.

On June 29, 2006, we entered into an Investment Agreement (the “Agreement”) with Dutchess Private Equities Fund Ltd. (“Dutchess”) to provide us with an equity line of credit. Pursuant to this Agreement, upon effectiveness of this registration statement, Dutchess is contractually obligated to purchase up to $10,000,000 of the Company’s Stock over the course of 36 months (“Line Period”), after a  registration statement has been declared effective (“Effective Date”). The amount that the Company shall be entitled to request from each of the purchase “Puts”, shall be equal to either 1) $100,000 or 2) 200% of the average daily volume (U.S market only) (“ADV”), multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date. The ADV shall be computed using the ten (10) trading days prior to the Put Date. The Purchase Price for the common stock identified in the Put Notice shall be set at ninety-five percent (95%) of the lowest closing bid price of the common stock during the Pricing Period. The Pricing Period is equal to the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, the Company shall not be entitled to deliver another Put Notice.

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

On July 3, 2007, we issued a promissory note to Dutchess Private Equities Fund, Ltd. (the “Investor”) for $1,375,000 (“Face Amount”) which has a two-year term and bears annual interest at 12%.  The closing of and release of proceeds of the Promissory Note were subject to our completion of the acquisition of MCC and the transaction closed simultaneously. Pursuant to this Note, we are required to make mandatory payments to the Investor in the amount of $20,000 upon closing of the funding and then $30,000 on August 1, 2007, $40,000 on September 1, 2007, $50,000 per month for October 1, 2007 through June 1, 2008 and then $70,000 each month from July 1, 2008 until the face amount of the loan is paid in full.  In the event of default of this Note, the Investor may declare the entire unpaid principal balance of this Note, together with interest accrued, immediately due and payable at the place of payment, without presentment, protest, notice or demand, all of which are expressly waived.  In addition, pursuant to the Note with the Investor, we issued 1,875,000 shares of Class A Common Stock and we paid fees of $100,000 which was deducted from the proceeds of the Note.  During the nine months ended September 30, 2008, we amortized $124,595 of the discount on the Promissory Note.

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

The Company is currently in default on this Promissory Note as of October 1, 2008; however; management is in discussion with Dutchess to renegotiate the terms of this Note.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The Company as not elected to adopt the statement.

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

Item 4T.  Controls and Procedures

The Company's management evaluated, with the participation of its President, the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the SEC Act of 1934) as of September 30, 2008.  Based on such evaluation, the President of the Company concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission and is not operating in an effective manner.

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

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the SEC Act of 1934) identified in connection with the evaluation as of September 30, 2008 by the President, which occurred during the most recent fiscal quarter, which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 500,000 Class A Shares during the third quarter for services rendered.  Such Shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

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

Bedminster National Corp

Date: November 19, 2008	By:	/s/ Paul Patrizio
Paul Patrizio
President, Chief Executive Officer, Chief Financial Officer